Form 10-Q
period 2001-06-30
REEF GLOBAL ENERGY VENTURES
filed 2001-09-21
CIK 1101066

===============================================================================

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                __________________

                                     FORM 10-Q
                                __________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                          COMMISSION FILE NUMBER 333-93399

                                __________________

                            REEF GLOBAL ENERGY VENTURES
               (Exact name of registrant as specified in its charter)

                 NEVADA                               TO BE APPLIED FOR
     (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                  identification no.)

 1901 N. CENTRAL EXPRESSWAY, SUITE 300
         RICHARDSON, TEXAS 75080                         (972) 437-6792
(Address of principal executive offices,        (Registrant's telephone number,
           including zip code)                        including area code)

                                __________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  /X/     No  / /

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        There are no financial statements of the registrant because the registrant is a series of up to ten limited partnerships to be formed. As of the date of this filing, none of the partnerships has been formed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The registrant is a series of up to ten limited partnerships (collectively, the "Partnerships") to be formed to drill and own interests in oil and natural gas properties around the world. Reef Partners LLC will be the managing general partner of each partnership.

        The registrant filed a Registration Statement on Form S-1
(No. 333-93399) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the offering of units of preformation limited partner interests and preformation general partner interests in the Partnerships. The Registration Statement was declared effective by the Commission on May 31, 2001. The registrant filed a post-effective amendment to the Registration Statement on September 14, 2001.
As of the date of this filing, there have been no sales of partnership units under the Registration Statement and no Partnerships have been formed. There will be no sales of partnership units until the post-effective amendment is declared effective by the Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Partnerships have not yet been formed and currently have no indebtedness or income from foreign sources that would subject them to market risk. The Partnerships will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnerships also will not engage in interest rate swap transactions that could expose them to market risk. However, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, the Partnerships would be affected by such changes.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                REEF GLOBAL ENERGY VENTURES
                                (Registrant)


                                By: Reef Partners LLC,
                                    a Nevada limited liability company


Dated: September 21, 2001       By: /s/ Michael J. Mauceli
                                    MICHAEL J. MAUCELI
                                    Manager and Member
                                    (PRINCIPAL EXECUTIVE OFFICER)


Dated: September 21, 2001       By: /s/ Daniel C. Sibley
                                    DANIEL C. SIBLEY
                                    General Counsel and Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)