Form 10-Q
period 2001-09-30
REEF GLOBAL ENERGY VENTURES
filed 2001-10-25
CIK 1101066

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                            ----------------------

                                   FORM 10-Q

                            ----------------------



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


                      COMMISSION FILE NUMBER 333-93399



                            ----------------------



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




                            ----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                Yes  X     No ___



================================================================================

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

         The registrant filed a Registration Statement on Form S-1 (No. 333-93399) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the offering of units of preformation limited partner interests and preformation general partner interests in the Partnerships. The Registration Statement was declared effective by the Commission on May 31, 2001. The registrant filed a post-effective amendment to the Registration Statement on September 14, 2001, which was declared effective by the Commission on September 26, 2001. As of the date of this filing, there have been no sales of partnership units under the Registration Statement and no Partnerships have been formed. The Company anticipates the formation of and the closing of the sale of units in its first partnership, Reef Global Energy Ventures I, L.P., in 2002.

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

                                REEF GLOBAL ENERGY VENTURES
                                (Registrant)


                                By: Reef Partners LLC,
                                    a Nevada limited liability company



Dated: October 23, 2001         By: /s/ MICHAEL J. MAUCELI
                                    MICHAEL J. MAUCELI
                                    Manager and Member
                                    (PRINCIPAL EXECUTIVE OFFICER)



Dated: October 23, 2001         By: /s/ DANIEL C. SIBLEY
                                    DANIEL C. SIBLEY
                                    General Counsel and Chief Financial Officer
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)