Form 10-K405
period 2001-12-31
REEF GLOBAL ENERGY VENTURES
filed 2002-03-05
CIK 1101066

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                                    FORM 10-K

                              ------------------
(MARK ONE)

/X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 333-93399

                         REEF GLOBAL ENERGY VENTURES
            (Exact name of registrant as specified in its charter)

                         NEVADA                            TO BE APPLIED FOR
           (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

              1901 N. CENTRAL EXPRESSWAY
                        SUITE 300
                    RICHARDSON, TEXAS                           75080
                 (Address of principal                        (Zip Code)
                  executive offices)


         Registrant's telephone number, including area code: (972) 437-6792


          Securities registered pursuant to section 12(b) of the Act: None Securities registered pursuant to section 12(g) of the Act: None


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
      Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
      subject to such filing requirements for the past 90 days. Yes /X/   No / /

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

      As of March 5, 2002, there were no units of limited or additional general partnership interests outstanding. The aggregate market value of the units held by non-affiliates on March 5, 2002 was -$0-.

                    Documents incorporated by reference: None

                                     PART I

ITEM 1.     BUSINESS.

INTRODUCTION

      Reef Global Energy Ventures is a series of up to ten limited partnerships to be formed to drill and own interests in oil and natural gas properties around the world. The primary purposes of each partnership will be to generate revenue from the production of oil and gas, distribute cash to the partners, and provide tax benefits. We are Reef Partners LLC ("Reef Partners") and we will be the managing general partner of each partnership. As of March 5, 2002, we had not yet formed any of the partnerships and had no holders of limited partnership interests or additional partnership interests.

      The partnerships will be formed to drill, complete and own oil and natural gas properties. We may conduct partnership operations throughout the world, in such locations as we may deem advisable. We intend for the partnerships primarily to acquire interests in oil and natural gas properties in which major or independent oil and gas companies also have interests. At times, the partnerships may drill and own interests without such strategic partners. We believe that these acquisitions from major or independent oil and gas companies may permit the partnerships to obtain the benefit of seismic, geological and geophysical exploration and initial drilling efforts conducted by such major companies.

      Risks may be spread to a limited extent by participating in drilling operations on a number of different prospects. Until the amount of funds to be available for a partnership's drilling activities is determined, the precise number of prospects cannot be determined and the drilling budget cannot be formulated.

      The investor partners should be aware that distributions will decrease over time due to the declining rate of production from wells. Changes in oil and natural gas prices will decrease or increase cash distributions. Distributions will be partially sheltered by the percentage depletion allowance.

      The attainment of a partnership's business objectives, including the generation of revenue from partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

      o the ability of the managing general partner to select productive prospects;

      o     the drilling and completion of wells in an economical manner;

      o     the successful management of prospects;

      o     the level of oil and natural gas prices in the future;

      o the degree of governmental regulation over the production and sale of oil and natural gas;

      o the future economic conditions in the United States and throughout the world; and

      o     changes in the Internal Revenue Code (the "Code").

      Accordingly, there can be no assurance that a partnership will achieve its business objectives. Moreover, because each partnership will constitute a separate and distinct business and economic entity from each other partnership, the degree to which the business objectives are achieved will vary among the partnerships.

ACQUISITION AND DRILLING OF UNDEVELOPED PROSPECTS

      Each partnership intends to enter into agreements with major or independent oil and gas companies to drill and own interests in oil and natural gas properties. At times, however, a partnership may drill and own interests without such strategic partners. We have not pre-selected any prospects. A "prospect" is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted.

      Depending on its attributes, a prospect may be characterized as an "exploratory" or "development" site. Generally speaking, exploratory drilling involves the conduct of either drilling operations in search of a new and yet undiscovered pool of oil and gas or, alternatively, drilling within a discovered pool with the hope of greatly extending the limits of the pool. In contrast, development drilling involves drilling to a known producing formation in a previously discovered field.

      It is anticipated that all prospects will be evaluated utilizing data provided to us by Reef Exploration, Inc. ("Reef Exploration"), including well logs, production records from Reef Exploration's and others' wells, seismic, geological and geophysical information, and such other information as may be available and useful. Reef Exploration is one of our affiliates. In addition, prospects will be evaluated by petroleum engineers, geophysicists, and other technical consultants retained by us.

      Prospects will be acquired pursuant to an arrangement in which the partnership will acquire part of the working interest. For purposes of this prospectus, a working interest includes any interest, however it is referred to, which is subject to some portion of the costs of development, operation or maintenance. This working interest will be subject to landowners' royalty interests and other royalty interests payable to unaffiliated third parties in varying amounts. In our discretion we may acquire less than 100% of the working interest provided that costs are reduced proportionately. The partnership agreement forbids us or any of our affiliates from acquiring or retaining any overriding royalty interest in the partnership's interest in the prospects, that is, any royalty interest which would be paid out of the partnership's working interest. The partnerships will generally acquire less than 100% of the working interest in each prospect in which they participate. In order to comply with certain conditions for the treatment of additional general partner interests in the partnership as not passive activities, and not subject the additional general partners to limitation on the deduction of partnership losses attributable to such additional general partners to income from passive activities, we have represented that the partnerships will acquire and hold only operating mineral interests and that none of the partnership's revenues will be from non-working interests. We may, for our sole benefit, sell or otherwise dispose of prospect interests not acquired by the partnerships or may retain a working interest in the prospects and participate in the drilling and development of the prospect on the same basis as the partnerships.

      In acquiring interests in leases, the partnerships may pay such consideration and make such contractual commitments and agreements as we deem fair, reasonable and appropriate. The term "lease" means any full or partial interest in:

      o     undeveloped oil and gas leases;

      o     oil and gas mineral rights;

      o     licenses;

      o     concessions;

      o     contracts;

      o     fee rights; or

      o other rights authorizing the owner to drill for, reduce to possession and produce oil and gas.

      While it is expected that a substantial portion of the leases and interests in the leases to be developed by the partnerships will be acquired by assignment from us or our affiliates, the partnerships also may purchase leases directly from unaffiliated persons. All leases that are transferred to the partnerships from us will be transferred at our cost, unless we have reason to believe that cost is materially more than the fair market value of such property in which case the price will not exceed the fair market value of the property. We will obtain an appraisal from a qualified independent expert with respect to sales of our properties and those of our affiliates to the partnerships.

      The actual number, identity and percentage of working interests or other interests in prospects to be acquired by the partnerships will depend upon, among other things, the total amount of capital contributions to a partnership, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.

GULF OF MEXICO PROSPECTS

      One of the ways we may identify prospects located in the U.S. Gulf of Mexico is through an agreement we entered into with Challenger Minerals Inc. on October 30, 2001. Challenger Minerals Inc. ("CMI"), a subsidiary of GlobalSantaFe Corporation, is a premier screener of oil and gas prospects in the Gulf of Mexico region. GlobalSantaFe Corporation, a New York Stock Exchange listed company and the second largest oil and gas drilling company in the world, furnishes offshore drilling rigs and services to the oil and gas industry worldwide. Its subsidiary, Applied Drilling Technology Inc. ("ADTI"), furnishes competitive turnkey drilling and completion services in the Gulf of Mexico. ADTI estimates that it captured 64% of the turnkey drilling market in this region in the year 2000.

      Under our agreement with CMI, during the period between January 31, 2002 and January 31, 2005, CMI will identify, initially evaluate, and present to us a minimum of fifty prospects per year in the Gulf of Mexico region, as to which working interests are available for participation by us or its affiliates, including the partnerships. We will pay a participation fee of $1,125,000 ($375,000 per year) for the services provided by CMI under the agreement. CMI has been actively engaged in conducting such evaluations since 1995 and estimates that it has screened an average of 138 prospects in the Gulf of Mexico region per year in each of the last four years.

      Under the agreement, we have no obligation to acquire any interest in any prospect or in any minimum number of prospects identified to it by CMI for its own account or for the account of any affiliate, including any of the partnerships. If we believe that a prospect presented to us merits a detailed geo-technical review, CMI will coordinate with and assist our technical personnel to conduct the review. We may thereafter elect to participate in a prospect, at times jointly with CMI and its affiliates and at times without the involvement of these entities. We will have the right to purchase up to 12.5% of the interest in any prospect made available to CMI but may achieve greater participation if CMI or other of its joint venture partners elect not to participate. On many prospects in which CMI does participate it will likely bring with it the added benefit of the substantial experience ADTI has acquired in the drilling and completion of prospects in the region, as ADTI may be selected to drill and complete the wells.

      We cannot predict how many prospects identified by CMI will be deemed suitable for our participation, nor can we predict how many of these will prove suitable for the partnerships. We believe that our arrangements with CMI will produce interests in quality prospects for acquisition. In addition, we will save the costs of gathering exploration data and evaluation time attendant to these prospects and minimize the risk that wells on these prospects will never be drilled. In the eighteen-month period from January 2000 through June 2001, CMI participated in 34 wells in the Gulf of Mexico region, 26 of which were completed as commercially producing. In 1999 and 1998, CMI participated in 22 and 11 wells in the region, respectively, which resulted in 14 and 5 wells, respectively, completed as commercial producers.

TITLE TO PROPERTIES

      Prior to the drilling of any partnership well, we will assign the partnership interest in the lease to the partnership. Leases acquired by each partnership may initially and temporarily be held in our name, as nominee, to facilitate joint-owner operations and the acquisition of properties. The existence of the unrecorded assignments from the record owner will indicate that the leases are being held for the benefit of each particular partnership and that the leases are not subject to debts, obligations or liabilities of the record owner; however, such unrecorded assignments may not fully protect the partnerships from the claims of our creditors.

      Investor partners must rely on us as the managing general partner to use our best judgment to obtain appropriate title to leases. Provisions of the partnership agreement relieve us as the managing general partner from any mistakes of judgment with respect to the waiver of title defects. We will take such steps as we deem necessary to assure that title to leases is acceptable for purposes of the partnerships. We are free, however, to use our own judgment in waiving title requirements and will not be liable for any failure of title to leases transferred to the partnerships. Further, neither us nor our affiliates will make any warranties as to the validity or merchantability of titles to any leases to be acquired by the partnerships.

DRILLING AND COMPLETION PHASE

      GENERAL. With respect to those prospects as to which the partnership owns less than a 50% working interest, it is probable that the majority owner of such prospects will select the operator for the wells drilled on such prospects. We will monitor the performance and activities of the operator, participate as the partnership's representative in decision-making with regard to the partnership's activities, and otherwise represent the partnership with regard to the activities of the partnership. If Reef Exploration, one of our affiliates, serves as operator of a prospect, Reef Exploration will receive fees not exceeding the competitive rate in the area where the prospect is located. Typically, these are billed as a monthly fee per well. Since its inception in 1987, Reef Exploration has served as operator of approximately 120 wells and it is currently the operator of 20 wells. In the event that Reef Exploration does serve as operator on any partnership wells, it will do so pursuant to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

      Where the duties of operator are held by Reef Exploration drilling will be contracted to an independent third party and the cost of the wells to the partnership will be determined by the actual third party costs, plus Reef Exploration's monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located. Neither Reef Exploration, we as managing general partner, nor any other affiliate will act as contractor or subcontractor in connection with the drilling of partnership wells.

      The partnership will pay drilling and completion costs as incurred, except that the partnership is permitted to make advance payments where necessary to secure the tax benefits of prepaid drilling costs and there is a valid business reason. In order to comply with conditions to secure the tax benefits of prepaid drilling costs, the operator may not refund any portion of amounts paid in the event actual costs are less than amounts paid, but may apply any such amounts solely for payment of additional drilling services to the partnership. If a well is not likely to produce oil and/or natural gas in commercial quantities, it will be plugged and abandoned in accordance with applicable regulations.

      After drilling, each well deemed to be capable of production of oil or natural gas in commercial quantities will be completed. The depths and formations to be encountered in each of the partnership's wells is unknown.

      SALE OF PRODUCTION. Each partnership will attempt to sell the oil and natural gas produced from its prospects on a competitive basis at the best available terms and prices. Domestic sales of oil will be at fair market prices. Certain international sales however, may be at prices determined by foreign governments or by entities controlled by foreign governments. We will not make any commitment of future production that does not primarily benefit the partnerships. Generally, purchase contracts for the sale of oil are cancelable on 30 days' notice, but purchase contracts for the sale of natural gas may have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves. Each partnership will sell natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission ("FERC"). International gas sales, like international oil sales, may be at prices determined by foreign governments or entities controlled by foreign governments.

PRODUCTION PHASE OF OPERATIONS

      GENERAL. Once a partnership's wells are "completed" such that all surface equipment necessary to control the flow of, or to shut down, a well has been installed, including the gathering pipeline, production operations will commence.

      Each of the partnerships intends to sell oil and/or natural gas production from its wells to refineries, foreign governmental agencies, entities controlled by foreign governments, industrial users, gas brokers, interstate pipelines or local utilities. Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts will not be completed until after the wells have been drilled. As a result of effects of weather on costs, a partnership's results may be affected by seasonal factors. In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

      EXPENDITURE OF PRODUCTION REVENUES. A partnership's share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. We intend to deduct operating expenses from the production revenue for the corresponding period.

INSURANCE

      As the managing general partner, we will carry blowout, pollution, public liability and workmen's compensation insurance, but such insurance may not be sufficient to cover all liabilities. Each unit held by the additional general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drillpipe, etc. that may result in unanticipated additional liability materially in excess of an additional general partner's per unit subscription amount.

      As the managing general partner we have obtained various insurance policies, as described below, and intend to maintain such policies subject to our analysis of their premium costs, coverage and other factors. In the exercise of our fiduciary duty as managing general partner, we will obtain insurance on behalf of the partnerships to provide each partnership with such coverage as we believe is sufficient to protect the investor partners against the foreseeable risks of drilling and production. We will review the partnership insurance coverage prior to commencing drilling operations and periodically evaluate the sufficiency of insurance. We will obtain and maintain such insurance coverage for a partnership equal to twice the capitalization of such partnership. In no event will a partnership maintain public liability insurance of less than $10 million. Subject to the foregoing, we may, in our sole discretion, increase or decrease the policy limits and types of insurance from time to time as we deem appropriate under the circumstances, which may vary materially. As the managing general partner, we are the beneficiary under each policy and pay the premiums for each policy. The following types and amounts of insurance have been obtained and are expected to be maintained:

      o Workmen's compensation insurance in full compliance with the laws of the State of Texas, which will be obtained for any other jurisdictions where a partnership conducts its business;

      o Operator's bodily injury liability and property damage liability insurance, each with a limit of $1,000,000;

      o Employer's liability insurance with a limit of not less than $1,000,000;

      o Automobile public liability insurance with a limit of not less than $1,000,000 per occurrence, covering all automobile equipment; and

      o Operator's liability insurance with limits of $10,000,000 each for environmental, well control and general liability.

      We will notify all additional general partners of a partnership at least 30 days prior to any material change in the amount of the partnership's insurance coverage. Within this 30-day period and otherwise after the expiration of one year following the closing of the offering with respect to a particular partnership, additional general partners have the right to convert their units into units of limited partnership interest by giving written notice to us. Additional general partners will have limited liability as a limited partner for any partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of a partnership. At any time during this 30-day period, upon receipt of the required written notice from the additional general partner of his intent to convert, we will amend the partnership agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage. This amendment to the partnership agreement will effectuate the conversion of the interest of the former additional general partner to that of a limited partner. Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the partnership for federal income tax purposes. However, even after an election of conversion, an additional general partner will continue to have unlimited liability regarding partnership activities while he was an additional general partner.

                       COMPETITION, MARKETS AND REGULATION

COMPETITION

      There are thousands of oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas. We expect the partnerships to encounter strong competition at every phase of business. The partnerships will compete with entities having financial resources and staffs substantially larger than those available to them.

      The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, natural gas prices are generally determined by competitive forces. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

      There will be competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect the ability of each partnership to acquire leases suitable for development by the partnerships and to expeditiously develop such leases once they are acquired.

MARKETS

      The marketing of any oil and natural gas produced by the partnerships will be affected by a number of factors that are beyond the partnerships' control and whose exact effect cannot be accurately predicted. These factors include:

      o     the amount of crude oil and natural gas imports;

      o the availability and cost of adequate pipeline and other transportation facilities;

      o the success of efforts to market competitive fuels, such as coal and nuclear energy;

      o the laws of foreign jurisdictions and the laws and regulations affecting foreign markets; and

      o other matters affecting the availability of a ready market, such as fluctuating supply and demand.

      The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers in the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of gas sales from partnership wells.

      Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of reducing the current global oversupply and maintaining or increasing certain price levels. We are unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the partnerships' wells.

      In several initiatives, FERC has required pipelines to develop electronic communication and to provide standardized access via the Internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

REGULATION

      The partnerships' operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws and regulations and the laws of other countries where some of the prospects may be located.

      PRODUCTION. In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

      ENVIRONMENTAL. The partnerships' drilling and production operations will also be subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and business operations of the partnerships. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on a partnership for violating such regulations, that partnership's operations could be adversely affected.

      NATURAL GAS TRANSPORTATION AND PRICING. FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of gas. Such deregulated gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. We anticipate that all of the gas produced by partnership wells will be considered price decontrolled gas and that the partnerships' gas will be sold at fair market value.

      PROPOSED REGULATION. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in roadless wilderness areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the partnerships' operations.

      FOREIGN REGULATION. We expect to rely heavily on local experts and personnel, including attorneys and accountants, for advice and assistance in complying with the laws and regulations of foreign jurisdictions when prospects are located in such jurisdictions.

ITEM 2.     PROPERTIES.

      There are no properties of the registrant because the registrant is a series of up to ten limited partnerships to be formed. As of the date of this filing, none of the partnerships have been formed.

ITEM 3.     LEGAL PROCEEDINGS.

Reef Partners LLC and certain of its affiliates are currently defendants and counter-plaintiffs in a case styled "IN THE MATTER OF THE ESTATE OF VEARL SNEED, U.S. BANK NATIONAL ASSOCIATION, SUCCESSOR BY MERGER TO SANTA MONICA BANK, ADMINISTRATOR WITH WILL ANNEXED OF THE ESTATE OF VEARL SNEED V. REEF EXPLORATION, INC., MICHAEL J. MAUCELI, THE MAUCELI FAMILY MANAGEMENT TRUST, REEF PARTNERS, LLC, PURE REEF LIMITED PARTNERSHIP AND PURE HOLDING, INC.," Cause Number 99-04149-00, pending in the Probate Court of Dallas County, Texas. Reef Partners is the managing general partner of the Reef Global Energy Ventures partnerships.

      The lawsuit seeks to invalidate a lease on a property owned by the estate of Vearl Sneed, a 50% member of Reef Partners, that the estate claims was entered into by Mr. Mauceli on behalf of Reef Exploration on terms more favorable than Reef Exploration would have received in an arms-length transaction. The lawsuit claims this was in breach of Mr. Mauceli's fiduciary duty as Mr. Sneed's agent.

      The lawsuit also seeks to compel Reef Exploration to purchase Mr. Sneed's 50% interest in Reef Exploration pursuant to the terms of a shareholders' agreement entered into by Mr. Sneed and Mr. Mauceli prior to Mr. Sneed's death. Reef Exploration and the estate have begun an appraisal process in which the value of Reef Exploration and its affiliates will be determined. Upon completion of this appraisal, Reef Exploration is required to purchase Mr. Sneed's interest in Reef Exploration. In addition, Reef Exploration and its affiliates, including Reef Partners, may offer to purchase Mr. Sneed's interest in one or more of such affiliates, including Reef Partners. If such offer is made and accepted, and the assets of Reef Partners are utilized to finance the acquisition of Mr. Sneed's 50% membership interest in Reef Partners, it could have a material impact on the financial condition or results of operations of Reef Partners. However, neither Reef Partners nor any of its affiliates is required to purchase Mr. Sneed's membership interest in Reef Partners under the shareholders' agreement. As a result, Reef Partners has not recorded a loss contingency related to this issue.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the year ended December 31, 2001, there were no matters submitted to a vote of security holders because as of such date there were no security holders of the partnerships, none of which have been formed as of the date of this filing.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

      The registrant is a series of up to ten limited partnerships to be formed. During the year ended December 31, 2001, none of these limited partnerships were formed and therefore there was no market for the registrant's common equity or holders of such equity.

      The registrant filed a Registration Statement on Form S-1 (No. 333-93399) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the offering of units of preformation limited partner interests and preformation general partner interests in the partnerships. The Registration Statement was declared effective by the Commission on May 31, 2001. The registrant filed a post-effective amendment to the Registration Statement on September 14, 2001. We filed a final prospectus on January 10, 2002 and commenced the offering of Units on such date. All sales of Units in the Partnerships will be made through our dealer-manager, Western American Securities Corporation, which will sell up to 375 units of preformation limited partnership and 125 units of preformation additional general partnership interests in each partnership at a price of $20,000 per unit. The aggregate offering amount is $100 million. As of the date of this filing, none of the Partnerships have been formed; therefore expenses incurred have not yet been allocated to each partnership and no proceeds of the offering have been applied. Each partnership will be responsible for aggregate offering expenses of 15% of the subscriptions to such partnership, and we will be responsible for the excess, if any.


ITEM 6.     SELECTED FINANCIAL DATA.

      There is no selected financial data of the registrant to report because the registrant is a series of up to ten limited partnerships to be formed. During the year ended December 31, 2001 none of these partnerships were formed.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The registrant is a series of up to ten limited partnerships to be formed to drill and own interests in oil and natural gas properties around the world. Reef Partners LLC will be the managing general partner of each partnership.

      As of the date of this filing, none of the partnerships had been formed; therefore, we have no financial condition or results of operations to report.

                                  RISK FACTORS

      Investment in the partnerships involves a high degree of risk and is suitable only for investors of substantial financial means who have no need for liquidity in their investments.

SPECIAL RISKS OF THE PARTNERSHIPS

WE WILL MANAGE AND CONTROL THE PARTNERSHIPS' BUSINESS. THIRD PARTIES MAY MANAGE AND CONTROL THE PROSPECTS. We will exclusively manage and control all aspects of the business of each partnership and will make all decisions concerning the business of each partnership. Investors in each partnership will not be permitted to take part in the management or in the decision making of any partnership. Third parties may act as the operator of partnership prospects, and in many cases, the partnership may acquire a less than 50% working interest in various oil and natural gas properties. Accordingly, third parties may manage and control the drilling, completion and production operations on the properties.

BECAUSE WE HAVE NOT YET IDENTIFIED OR SELECTED ANY PROSPECTS, THE PARTNERS WILL NOT BE ABLE TO EVALUATE A PARTNERSHIP'S PROSPECTS BEFORE BECOMING A PARTNER. We have not selected any prospects for acquisition by any partnership and will not select prospects for a particular partnership until after the formation of that partnership. The partners will not have an opportunity before purchasing units to evaluate geophysical, geological, economic or other information regarding the prospects to be selected.

IF A PARTNERSHIP ACQUIRES PROSPECTS OUTSIDE THE UNITED STATES, IT WILL BE SUBJECT TO CERTAIN RISKS OF INTERNATIONAL OPERATIONS. The partnerships are likely to acquire interests in oil and natural gas prospects located outside the United States. An investment in the units therefore will be subject to risks generally associated with conducting business in foreign countries, such as:

      o foreign laws and regulations that may be materially different from those of the United States;

      o     changes in applicable laws and regulations;

      o     challenges to or failure of title;

      o     labor and political unrest;

      o     foreign currency fluctuation;

      o     changes in foreign economic and political conditions;

      o     export and import restrictions;

      o     tariffs, customs, duties and other trade barriers;

      o     difficulties in staffing and managing foreign operations;

      o     longer time periods in collecting revenues;

      o difficulties in collecting accounts receivable and enforcing agreements;

      o possible loss of properties due to nationalization or expropriation; and

      o     limitations on repatriation of income or capital.

      In addition, in the event of a dispute, a partnership may be subject to the exclusive jurisdiction of foreign courts and agencies, or may not be successful in obtaining jurisdiction over foreign persons in state or federal courts in the United States. A partnership also may be hindered or prevented from enforcing its rights against foreign governments and their agencies because international law may grant foreign governments and their agencies immunity from our courts or prohibit us from bringing suit in their courts.

ADDITIONAL GENERAL PARTNERS HAVE UNLIMITED LIABILITY FOR PARTNERSHIP OBLIGATIONS. Under Nevada law, the state in which each partnership will be formed, general partners of a partnership have unlimited liability for obligations and liabilities of that partnership. Additional general partners will be liable for all obligations and liabilities arising from partnership operations if these liabilities exceed both the assets and insurance of the partnership, and our assets and insurance. Even if an additional general partner converts his general partner interest into a limited partner interest, he will continue to be liable as a general partner for matters that occurred while he owned a general partner interest. An additional general partner's liability may exceed the amount of his investment in a partnership.

CASH DISTRIBUTIONS ARE NOT GUARANTEED. Cash distributions are not guaranteed and will depend on each partnership's future operating performance. We will review the accounts of each partnership at least quarterly to determine the cash available for distribution. Distributions will depend primarily on a partnership's cash flow from operations, which will be affected, among other things, by the price of oil and natural gas and the level of production of a partnership's prospects.

A PARTNERSHIP'S ABILITY TO RESELL A PARTNER'S UNITS IS LIMITED DUE TO THE LACK OF A PUBLIC MARKET AND RESTRICTIONS CONTAINED IN THE PARTNERSHIP AGREEMENT. A partner may not be able to sell his partnership interests. No public market for the units exists or is likely to develop. A partner's ability to resell his units also is restricted by the partnership agreement. The partnership itself may continue in existence for thirty years from its formation, unless earlier terminated.

WE AND OUR AFFILIATES MAY HAVE CONFLICTS OF INTEREST WITH THE PARTNERS AND THE PARTNERSHIPS. The continued active participation by us and our affiliates in oil and gas activities individually, and on behalf of other partnerships organized or to be organized by us, and the manner in which partnership revenues are allocated, create conflicts of interest with the partnerships. We and our affiliates have interests that inherently conflict with those of the unaffiliated partners, including the following:

      o We and our affiliates manage other oil and natural gas drilling programs. We will owe a duty of good faith to each of the partnerships that we manage. Actions taken with regard to other partnerships may not be advantageous to a particular partnership.

      o We decide which prospects each partnership will acquire. We could benefit, as a result of cost savings or reduction of risk, for instance, by assigning or not assigning particular prospects to a partnership.

      o One of our affiliates may act as operator on some partnership wells for which it will be compensated (at rates competitive with the rates charged by unaffiliated persons for similar services). Our affiliate could have an incentive to operate wells that were no longer economic to the partnership, in order to continue to receive operating fees.

      There can be no assurance that any transaction with us will be on terms as favorable as could have been negotiated with unaffiliated third parties.

WE AND OUR AFFILIATES HAVE SPONSORED DRILLING VENTURES IN THE PAST THAT HAVE PRODUCED DRY HOLES AND ABANDONED WELLS. Reef Global Energy Ventures is the first public drilling program sponsored by Reef Partners as the managing general partner. We and our affiliate, Reef Exploration, Inc., have sponsored 22 drilling ventures from 1996 to the present. These ventures drilled an aggregate of 24 gross wells which resulted in 20.475 net wells. Of these 24 wells, 23 were exploratory wells and one was a development well. Of these 24 wells, 16 were completed and 8 were dry holes. Of the 16 wells completed as producers, 14 were commercially producing. Of the 16 wells completed as producers, 11 were subsequently abandoned. From this data, approximately 30.4% of the wells drilled by these ventures were dry holes and an additional 47.8% of the wells were subsequently abandoned.

COMPENSATION PAYABLE TO US WILL EFFECT DISTRIBUTIONS. We will receive compensation from each partnership throughout the life of the partnership. Our affiliates may enter into transactions with the partnerships for services, supplies, and equipment and will be entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies, and equipment. Compensation payments to us and our affiliates will be due regardless of a partnership's profitability and will reduce the amount of cash available to a partnership for distribution to its partners.

A PARTNERSHIP'S ABILITY TO DIVERSIFY RISKS DEPENDS UPON THE NUMBER OF UNITS ISSUED AND THE AVAILABILITY OF SUITABLE PROSPECTS. We intend to spread the risk of oil and natural gas drilling and ownership of interests in oil and natural gas properties by participating in the drilling of wells on or owning interests in a number of different prospects with major and independent oil and gas companies as partners and on our own. A partnership subscribed at the minimum level would be able to participate in fewer prospects, thereby increasing the risk to the partners. As the partnership size increases, the diversification of the partnership will increase because the partnership can drill or obtain interests in multiple prospects. However, if we are unable to secure sufficient attractive prospects for a larger partnership, it is possible that the average quality of the partnership prospects could decline. In addition, greater demands will be placed on our management capabilities in larger partnerships.

A PARTNERSHIP MAY BECOME LIABLE FOR JOINT ACTIVITIES OF OTHER WORKING INTEREST OWNERS. The partnerships will usually acquire less than the full working interest in prospects and, as a result, will engage in joint activities with other working interest owners. Additionally, it is expected that the partnership will purchase less than a 50% working interest in most prospects, with the result that someone other than us or the partnership may control such prospects. A partnership could be held liable for the joint activity obligations of the other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the working interest owners. Full development of the prospects may be jeopardized in the event other working interest owners cannot pay their shares of drilling and completion costs.

THE PARTNERSHIPS HAVE LIMITED EXTERNAL SOURCES OF FUNDS, WHICH COULD RESULT IN A SHORTAGE OF WORKING CAPITAL. Each of the partnerships intends to utilize substantially all available capital from this offering for the drilling and completion of wells and acquisition of interests in oil and natural gas properties. Each partnership will have only nominal funds available for partnership purposes until there are revenues from partnership operations. The partnership agreement permits the partnership to borrow money only after drilling has been completed and all additional general partnership interests have been converted into limited partnership interests. Any future requirement for additional funding will have to come, if at all, from the partnership's revenues, from assessments against the partners, or from borrowings. We cannot assure the partners that partnership operations will be sufficient to provide the partnership with necessary additional funding. A partnership cannot require a partner to pay any assessments. We are prohibited under the partnership agreement from loaning money to the partnerships, and we cannot assure the partners that a partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

OTHER PARTNERSHIPS WE SPONSOR WILL COMPETE WITH THESE PARTNERSHIPS FOR PROSPECTS, EQUIPMENT, CONTRACTORS, AND PERSONNEL. We plan to offer interests in other partnerships to be formed for substantially the same purposes as those of the partnerships. Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed before and after the partnerships, may exist at the same time. Due to competition among the partnerships for suitable prospects and availability of equipment, contractors, and our personnel, the fact that partnerships previously organized by us and our affiliates may still be purchasing prospects when the partnership is attempting to purchase prospects may make the completion of prospect acquisition activities by a partnership more difficult.

BECAUSE INVESTORS BEAR THE PARTNERSHIPS' ACQUISITION, DRILLING AND DEVELOPMENT COSTS, THEY BEAR MOST OF THE RISK OF NON-PRODUCTIVE OPERATIONS. Under the cost and revenue sharing provisions of the partnership agreement, we will share costs with the partners differently than the way we will share revenues with them. Because other partners will bear a substantial amount of the costs of acquiring, drilling and developing a partnership's prospects, other partners will bear a substantial amount of the costs and risks of drilling dry holes and marginally productive wells.

THE PARTNERSHIP AGREEMENT PROHIBITS THE LIMITED PARTNERS' AND ADDITIONAL PARTNERS' FROM PARTICIPATING IN A PARTNERSHIP'S BUSINESS DECISIONS. The partners may not participate in the management of the partnership business. The partnership agreement forbids the partners from acting in a manner harmful to the business of the partnership. If a partner violates the terms of the partnership agreement, he may have to pay the partnership or other partners for all damages resulting from his breach of the partnership agreement.

THE PARTNERSHIP AGREEMENT LIMITS OUR LIABILITY TO EACH PARTNER AND THE PARTNERSHIP AND REQUIRES THE PARTNERSHIP TO INDEMNIFY US AGAINST CERTAIN LOSSES. We will have no liability to the partnership or to any partner for any loss suffered by the partnership, and will be indemnified by the partnership against loss sustained by us in connection with the partnership if:

      o we determine in good faith that our action was in the best interest of the partnership;

      o we were acting on behalf of or performing services for the partnership; and

      o     our action did not constitute negligence or misconduct by us.

BECAUSE WE WILL ACT AS GENERAL PARTNER OF SEVERAL PARTNERSHIPS, OTHER COMMITMENTS MAY ADVERSELY EFFECT OUR FINANCIAL CONDITION. As a result of our commitments as general partner of several partnerships and because of the unlimited liability of a general partner to third parties, our net worth is at risk of reduction. Because we are primarily responsible for the conduct of each partnership's affairs, a significant adverse financial reversal for us could have an adverse effect on a partnership and the value of its units.

THE PARTNERS MAY BE ASKED FOR ADDITIONAL FUNDS. The managing general partner may call for voluntary assessments on the partners up to a total of $20,000 per unit for the purpose of conducting subsequent operations on properties a partnership began evaluating during the partnership's initial operations. Although each partner is not required to pay any assessment, his percentage interest in a partnership will be reduced if other partners pay and he does not.

OUR DEALER MANAGER HAS BEEN THE SUBJECT OF DISCIPLINARY PROCEEDINGS. IF THE DEALER MANAGER WERE TO BECOME INVOLVED IN FUTURE DISCIPLINARY PROCEEDINGS, A PARTNERSHIP'S ABILITY TO DIVERSIFY RISKS COULD DECREASE. The dealer manager has twice settled disputes with state securities administrators that have taken the position that certain joint venture interests sold by it, which the dealer manager maintained were not securities as defined by federal and state law, were in fact securities requiring registration under such states' laws. In each of these cases, the dealer manager neither admitted nor denied the factual findings of the relevant state securities administrator, but consented to the entry of an administrative order. While the dealer manager believes that federal and state law supports the proposition that in general, joint venture interests (being an interest in a general partnership) are not securities, litigating the issue is time consuming and expensive and did not seem prudent in these two instances.

      In September 1996, the dealer manager entered into a consent order in the State of Illinois pursuant to which it paid a fine of $10,000 and withdrew its registration as a securities dealer in the State of Illinois (which was reinstated in January 1999). In December 1995, the dealer manager entered into a consent order in the State of Texas pursuant to which it paid a fine of $15,000 and agreed to 180 days' probation. During the probation, the dealer manager agreed to restrict its offers to sell securities to those made by registered agents in Texas, to prohibit unregistered individuals from making calls to prospective investors on its behalf, and to maintain and make certain records and books available to the State for examination upon request.

      The dealer manager also was censured in 1995 by the National Association of Securities Dealers and fined $2,500 for failure to maintain its minimum required net capital and monthly balances.

      If the dealer manager were to become involved in future disciplinary proceedings, its ability to sell the units could be limited. This could result in a partnership being formed with less offering proceeds than if the dealer manager's sales activities were not limited by such proceedings. A partnership subscribed at the minimum level would be able to participate in fewer prospects, which would increase the risk to the partners. As partnership size increases, the diversification of the partnership will increase because the partnership can drill or obtain interests in multiple prospects.

RISKS OF OIL AND NATURAL GAS INVESTMENTS

OIL AND NATURAL GAS INVESTMENTS ARE HIGHLY RISKY. The selection of prospects for oil and natural gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties are highly speculative. There is a possibility the partners will lose all or substantially all of their respective investments in a partnership. We cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas. Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines. In addition, ground water, various clays, lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.

DRILLING EXPLORATORY WELLS IS RISKIER THAN DRILLING DEVELOPMENTAL WELLS. Most of the wells drilled by us and our affiliates since 1996 have been exploratory wells. Each partnership may drill one or more exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners' investment than the drilling of developmental wells. Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production.

A PARTNERSHIP MAY BE REQUIRED TO PAY DELAY RENTALS TO HOLD PROPERTIES, WHICH MAY DEPLETE PARTNERSHIP CAPITAL. Oil and gas leases generally require that the property must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect. Delay rentals typically must be paid within a year of the entry into the lease if no production or drilling activity has commenced. If delay rentals become due on any property a partnership acquires, the partnership will have to pay its share of such delay rentals or lose its lease on the property. These delay rentals could equal or exceed the cost of the property. Further, payment of these delay rentals could seriously deplete a partnership's capital available to fund drilling activities when they do commence.

PRICES OF OIL AND NATURAL GAS ARE UNSTABLE. Global economic conditions, political conditions, and energy conservation have created unstable prices for oil and natural gas. Oil and natural gas prices may fluctuate significantly in response to minor changes in supply, demand, market uncertainty, political conditions in oil-producing countries, activities of oil-producing countries to limit production, global economic conditions, weather conditions and other factors that are beyond our control. The prices for domestic oil and natural gas production have varied substantially over time and may in the future decline, which would adversely affect the partnerships and the investor partners. Prices for oil and natural gas have been and are likely to remain extremely unstable.

COMPETITION, MARKET CONDITIONS AND GOVERNMENT REGULATION MAY ADVERSELY EFFECT THE PARTNERSHIPS. A large number of companies and individuals engage in drilling for oil and natural gas. As a result, there is intense competition for the most desirable prospects. The sale of any oil or natural gas found and produced by the partnerships will be affected by fluctuating market conditions and regulations, including environmental standards, set by state and federal agencies. Governmental regulations may fix rates of production from partnership wells, and the prices for oil and natural gas produced from the wells may be limited. From time-to-time, a surplus of oil and natural gas occurs in areas of the United States. The effect of a surplus may be to reduce the price the partnerships may receive for their oil or gas production, or to reduce the amount of oil or natural gas that the partnerships may produce and sell.

ENVIRONMENTAL HAZARDS AND LIABILITIES MAY ADVERSELY AFFECT THE PARTNERSHIPS AND RESULT IN LIABILITY FOR THE ADDITIONAL GENERAL PARTNERS. There are numerous natural hazards involved in the drilling of oil and natural gas wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves. Uninsured liabilities would reduce the funds available to a partnership, may result in the loss of partnership properties and may create liability for the additional general partners. Although the partnerships will maintain insurance coverage in amounts we deem appropriate, it is possible that insurance coverage may be insufficient. In that event, partnership assets would be utilized to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for additional drilling activities.

A PARTNERSHIP MAY INCUR LIABILITY FOR LIENS AGAINST ITS SUBCONTRACTORS. Although we will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, the properties of the partnerships could be subject to materialmen's and workmen's liens. In that event, the partnerships could incur excess costs in discharging such liens.

SHUT-IN WELLS AND DELAYS IN PRODUCTION MAY ADVERSELY AFFECT PARTNERSHIP OPERATIONS. Production from wells drilled in areas remote from marketing facilities may be delayed until sufficient reserves are established to justify construction of necessary pipelines and production facilities. In addition, production from wells may be reduced or delayed due to seasonal marketing demands. Wells drilled for the partnerships may have access to only one potential market. Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt sales from partnership wells.

THE PRODUCTION AND PRODUCING LIFE OF PARTNERSHIP WELLS IS UNCERTAIN. PRODUCTION WILL DECLINE. It is not possible to predict the life and production of any well. The actual lives could differ from those anticipated. Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from a partnership's oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well's initial production.

TAX RISKS

TAX TREATMENT MAY CHANGE. The tax treatment currently available with respect to oil and natural gas exploration and production may be modified or eliminated on a retroactive or prospective basis by additional legislative, judicial, or administrative actions.

TAX TREATMENT DEPENDS UPON PARTNERSHIP CLASSIFICATION. Tax counsel has rendered its opinion to us that each partnership will be classified for federal income tax purposes as a partnership and not as an association taxable as a corporation or as a "publicly traded partnership." This opinion is not binding on the IRS or the courts. The IRS could assert that a partnership should be classified as a "publicly traded partnership." This would mean that any income, gain, loss, deduction, or credit of the partnership would remain at the entity level and not flow through to the partners, that the income of the partnership would be subject to corporate tax rates at the entity level, and that distributions to the investor partners might be considered dividend distributions subject to federal income tax at the partners' level.

TAX LIABILITIES MAY EXCEED CASH DISTRIBUTIONS. Each partner may be required to pay federal income tax based upon his distributive share of partnership taxable income for any year in an amount exceeding the cash distributed to him by the partnership. Each must include in his own return for a taxable year his share of the items of the partnership's income, gain, profit, loss, and deductions for the year, whether or not cash proceeds are actually distributed to him.

TAX TREATMENT WILL DIFFER FOR ADDITIONAL GENERAL PARTNERS AND LIMITED PARTNERS. An investment as an additional general partner in a partnership may not be advisable for people whose taxable income from all sources is not recurring or is not normally subject to the higher marginal federal income tax rates. An investment as a limited partner may not be advisable for people who do not anticipate having substantial current taxable income from passive trade or business activities. Partners will not be able to utilize any passive losses generated by the partnerships unless they receive passive income.

      Additional general partners will have the right to convert their respective general partner interests into limited partner interests, subject to certain limitations. All units of general partner interest held by investors will be converted into units of limited partner interest as soon as practicable after the end of the year in which drilling by a partnership has been completed. After the conversion, gain will be recognized to the extent that any liabilities of which an additional general partner is considered relieved due to the conversion exceed his adjusted basis in his partnership interest.

      Partnership income, losses, gains, and deductions allocable to a limited partner will be subject to the passive activity rules and those allocable to an additional general partner will generally not be subject to the passive activity rules. Upon conversion of an additional general partner's interest to that of a limited partner, subsequently allocable income and gains will be treated as nonpassive, while losses and deductions will be limited under the passive loss rules.

AUDITS OF A PARTNERSHIP'S TAX RETURNS COULD RESULT IN INCREASED TAXES DUE BY THE PARTNERS OR AUDITS OF PARTNERS' INDIVIDUAL TAX RETURNS. The fact that the partnerships will not be registered with the IRS as "tax shelters" does not reduce the possibility that the IRS will audit each partnership's returns. If an audit occurs, tax adjustments might be made that would increase the amount of taxes due or increase the risk of audit of partners' individual tax returns. Costs and expenses may be incurred by a partnership in contesting any audit adjustments. The cost of responding to audits of partners' tax returns will be borne solely by the partners whose returns are audited.

THE IRS COULD CHALLENGE A PARTNERSHIP'S DEDUCTIONS FOR PREPAYMENT OF DRILLING COSTS. Some drilling cost expenditures may be made as prepayments during a year for drilling and completion operations that in large part may be performed during the following year. All or a portion of these prepayments may be currently deductible by a partnership if:

      o drilling on the well to which the prepayment relates occurs within 90 days after the end of the year the prepayment is made;

      o     the payment is not a mere deposit; and

      o the payment serves a business purpose or otherwise satisfies the clear reflection of income rule.

      A partnership could fail to satisfy the requirements for deduction of prepaid intangible drilling and development costs. The IRS may challenge the deductibility of these prepayments. If a challenge were successful, the challenged prepaid expenses would be deductible in the tax year in which the services under the drilling contracts are actually performed, rather than the tax year in which the payment was made.

                           FORWARD-LOOKING STATEMENTS

      This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Report. Specifically, the following statements are forward-looking:

      o statements regarding our overall strategy for acquiring prospects, including our intent to co-invest with major independent oil companies and our intent to diversify our investments;

      o statements estimating any number or specific type or size of prospects we may acquire or size of the interest we may acquire in such prospects;

      o statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, our competition, pricing, level of production, or the regulations that may affect us;

      o statements regarding the plans and objectives of our management for future operations, including, without limitation, the uses of partnership funds and the size and nature of the costs we expect to incur and people and services we may employ;

      o any statements using the words "anticipate," "believe," "estimate," "expect" and similar such phrases or words; and

      o     any statements of other than historical fact.

      We believe that it is important to communicate our future expectations to our investors. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed above in the section captioned "RISK FACTORS." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

      We do not intend to update our forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      There are no financial statements of the registrant because the registrant is a series of up to ten limited partnerships to be formed. As of the date of this filing, none of the partnerships has been formed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.
                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

REEF PARTNERS LLC

      The Manager, officers and key personnel of Reef Partners LLC, who is the managing general partner of the partnerships, their ages, current positions with the managing general partner and/or Reef Exploration, and certain additional information are set forth below:


            NAME              AGE                      POSITIONS AND OFFICES HELD
            ----              ---                      --------------------------
Michael J. Mauceli.........   45  Manager of Reef Partners; Chief Executive Officer and Director of Reef
                                  Exploration
H. Walt Dunagin............   44  Vice President--Land Manager of Reef Exploration
Frank Lott.................   44  Vice President--Exploration Manager of Reef Exploration
Laura Klein................   41  Vice President--Engineering of Reef Exploration
Daniel C. Sibley...........   50  General Counsel and Chief Financial Officer of Reef Partners and Reef
                                  Exploration


      MICHAEL J. MAUCELI is the Manager and a member of Reef Partners, as well as the Chief Executive Officer and a Director of Reef Exploration. Mr. Mauceli has held these positions with the managing general partner since its formation in February 1999. He has served in these positions with Reef Exploration since 1987. Since its inception, Mr. Mauceli has also served as manager of Reef Operating Company LLC, a Nevada limited liability company formed in December 2001 by Reef Partners and Reef Exploration. Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company. Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

      H. WALT DUNAGIN is Vice President--Land Manager of Reef Exploration. He has held this position since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A. Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining Reef Exploration, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He became a Certified Professional Landman in August 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

      FRANK LOTT is Vice President--Exploration Manager at Reef Exploration and has held this position since January of 1999. He is a 1984 graduate of The University of Texas at Dallas with a Bachelor's degree in Geology. Since receiving his degree, Mr. Lott has accumulated over 16 years of practical experience in petroleum prospect evaluation, geology, geophysics, geochemistry and other petroleum exploration technologies. In addition, he has a wide array of experience in numerous hydrocarbon basins around the world. From 1997 until January 1999, Mr. Lott was a Vice President--Exploration for the Hunt Exploration and Mining Company of Dallas, Texas, where his responsibilities included assorted domestic U.S. operations as well as international operations in the countries of Australia, Romania, Kyrgyzstan and Pakistan. Mr. Lott served as Exploration Manager and Chief Geologist for Austex Exploration, Inc. from 1994 to 1997, where he was involved in oil and gas exploration in Queensland, Australia. He was also involved in exploration project reviews throughout the countries and petroleum basins of Eastern Europe, Far-East Asia, the former Soviet Union, the Middle East and South America. Mr. Lott's professional affiliations include active memberships in AAPG (American Association of Petroleum Geologists), SIPES (Society of Independent Exploration Scientists), SEG (Society of Exploration Geophysicists), EAGE (European Association of Geoscientists and Engineers) and PEGB (Petroleum Exploration Society of Great Britain).

      LAURA KLEIN is Vice President--Engineering at Reef Exploration, a position she has held since joining the company early in 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor's degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 19 years of experience as both a drilling/completion engineer and worldwide rig operations supervisor. From 1996 until coming to Reef Exploration, she held the position of Senior Staff Drilling Engineer with Mobil's International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil's worldwide drilling organization. Ms. Klein's professional affiliations include SPE (Society of Petroleum Engineers), AADE (American Association of Drilling Engineers) and ASTD (American Society of Training and Development).

      DANIEL C. SIBLEY became General Counsel and Chief Financial Officer of Reef Partners in December 1999. He has served in these same positions for Reef Exploration since 1998. From 1980 to 1998, Mr. Sibley was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

ITEM 11.    EXECUTIVE COMPENSATION.

      The following table summarizes the items of compensation to be received by us as the managing general partner from each of the partnerships. Some of the compensation cannot be quantified until a partnership is conducting business.


     RECIPIENT                            FORM OF COMPENSATION                             AMOUNT
     ---------                            --------------------                             ------
Managing General Partner         Partnership interest (excluding any partnership      11% interest
                                 interest resulting from the purchase of units)

Managing General Partner         Management fee                                       15% of subscriptions, less
                                                                                      organization and offering
                                                                                      costs to be paid by the
                                                                                      managing general partner
                                                                                      (non-recurring)

Managing General Partner         Direct and administrative costs                      Reimbursement at cost

Affiliate of the Managing        Operator's per-well charges                          Competitive prices
General Partner

Managing General Partner         Payment for equipment, supplies, marketing,          Cost or competitive prices
and its Affiliates               and other services


      We will pay one percent of the costs associated with each partnership and will receive an interest of 11% in each partnership. This partnership interest does not include any additional interest of the managing general partner as a result of our purchase of units. We will buy at least 5% of the units in the partnership. Therefore, we will have a total partnership interest of at least 16%.

      We will receive a payment equal to 15% of a partnership's subscriptions. From this payment, we will pay organization and offering costs of the partnerships. If the organization and offering costs are less than 15% of the aggregate subscriptions to the partnership, we will keep the difference as a one time management fee. If the organization and offering costs exceed 15% of aggregate subscriptions to the partnership, we will pay all such costs. Since a maximum of $10 million of units can be sold in any individual partnership, the maximum amount of a partnership's capital contributions that will be utilized for organization and offering costs and payment of the management fee would be $1,500,000. The actual amount of the management fee cannot be determined until organization and offering costs for an offering are determined.

      We will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the partnership, including administrative costs.

      Operators fees will be payable only if one of our affiliates serves as operator of a partnership prospect. Under such circumstances, such affiliate will receive fees, not exceeding the competitive rate in the area, during the production phase of operations. Often these are charged as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses.

      As the managing general partner, we or one of our affiliates may provide oil field or other services, equipment or supplies to the partnership. If we or one of our affiliates provides such services, equipment or supplies as a part of its ordinary business, then the compensation, price or rental for such services, equipment and supplies provided to the partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the partnership. If we or one of our affiliates is not engaged in the business as set forth above, then the compensation, price or rental will be the cost of the services, equipment or supplies to such entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which we or one of our affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The registrant is a series of up to ten limited partnerships to be formed. During the year ended December 31, 2001, none of these limited partnerships were formed. Thus, there is not any security ownership of certain beneficial owners and management to report for such period.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The registrant is a series of up to ten limited partnerships to be formed. During the year ended December 31, 2001, none of these limited partnerships were formed and therefore there are no relationships or related transactions to report for this period.

      Upon formation, Reef Partners will be the managing general partner of each of the partnerships and Reef Partners and its affiliates will enter into agreements with, and receive compensation from, each partnership for services they will perform for the partnerships. See Item 11. Executive Compensation.

                                     PART IV

ITEM 14.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)   EXHIBITS


EXHIBIT
  NO.                                  DESCRIPTION
  ---                                  -----------

3.1      Form of Limited Partnership Agreement*
10.1     Form of Escrow Agreement with Bank One, National Association*
10.2     Letter Agreement,  dated November 7, 2001, by and between Reef Partners
         LLC and Challenger Minerals Inc.


* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-9339) as filed with the Commission on May 14, 2001. All other exhibits filed herewith.

(b)   REPORTS ON FORM 8-K.


  The Registrant did not file any reports on Form 8-K for the quarter ended December 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2002                       REEF GLOBAL ENERGY VENTURES

                                          By: Reef Partners LLC
                                              Managing General Partner

                                              By: /s/ MICHAEL J. MAUCELI
                                                  ----------------------
                                                  Michael J. Mauceli
                                                  Manager

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                               TITLE                                      DATE
        ---------                               -----                                      ----

/s/  MICHAEL J. MAUCELI        Manager and Member (PRINCIPAL EXECUTIVE OFFICER)         March 5, 2002
Michael J. Mauceli

/s/  DANIEL C. SIBLEY          General Counsel and Chief Financial Officer              March 5, 2002
Daniel C. Sibley               (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                               ACCOUNTING OFFICER)


                                     EXHIBIT INDEX


EXHIBIT
  NO.                                  DESCRIPTION
  ---                                  -----------
3.1       Form of Limited Partnership Agreement*
10.1      Form of Escrow Agreement with Bank One, National Association*
10.2      Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc.


* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-9339) as filed with the Commission on May 14, 2001. All other exhibits filed herewith.