Form 10-Q
period 2002-03-31
REEF GLOBAL ENERGY VENTURES
filed 2002-05-15
CIK 1101066

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             -------------------

                                 FORM 10-Q

                             -------------------


                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2002

                           Commission File Number 333-93399

                             -------------------


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

                             -------------------

     Indicate by check mark whether the registrant (1)has filed all reports required to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---


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

                                       REEF GLOBAL ENERGY VENTURES
                                       (Registrant)

                                       By: Reef Partners LLC,
                                           a Nevada limited liability company


Dated: May 15, 2002                    By: /s/ Michael J. Mauceli
                                           MICHAEL J. MAUCELI
                                           Manager and Member
                                           (PRINCIPAL EXECUTIVE OFFICER)


Dated: May 15, 2002                    By: /s/ Daniel C. Sibley
                                           DANIEL C. SIBLEY
                                           General Counsel and Chief Financial
                                           Officer (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER)