Form 10-Q
period 2002-06-30
REEF GLOBAL ENERGY VENTURES
filed 2002-08-14
CIK 1101066

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 333-93399

REEF GLOBAL ENERGY VENTURES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	To Be Applied For (I.R.S. employer identification no.)
1901 N. Central Expressway, Suite 300 Richardson, Texas 75080 (Address of principal executive offices, including zip code)	(972) 437-6792 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

PART I—FINANCIAL INFORMATION

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

REEF GLOBAL ENERGY VENTURES (Registrant)
	By:	Reef Partners LLC, a Nevada limited liability company
Dated: August 14, 2002	By:	/s/ MICHAEL J. MAUCELI Michael J. Mauceli Manager and Member (Principal Executive Officer)
Dated: August 14, 2002	By:	/s/ DANIEL C. SIBLEY Daniel C. Sibley General Counsel and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
SIGNATURES