Form 10-Q
period 2002-09-30
REEF GLOBAL ENERGY VENTURES
filed 2002-11-14
CIK 1101066

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 333-93399

REEF GLOBAL ENERGY VENTURES
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	To Be Applied For (I.R.S. employer identification no.)
1901 N. Central Expressway, Suite 300 Richardson, Texas 75080 (Address of principal executive offices,including zip code)	(972) 437-6792 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

        There are no financial statements of the registrant because the registrant is a series of up to ten limited partnerships to be formed. As of September 30, 2002, none of the partnerships had been formed. See PART II—OTHER INFORMATION, Item 5—Other Events.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The registrant is a series of up to ten limited partnerships (collectively, the "Partnerships") to be formed to drill and own interests in oil and natural gas properties around the world. Reef Partners LLC will be the managing general partner of each partnership.

        As of September 30, 2002, none of the Partnerships had been formed; therefore, the registrant has no financial condition or results of operations to report. See PART II—OTHER INFORMATION, Item 5—Other Events.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        As of September 30, 2002, none of the Partnerships had been formed and therefore, the Partnerships had no indebtedness or income from foreign sources that would subject them to market risk. The Partnerships will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnerships also will not engage in interest rate swap transactions that could expose them to market risk. However, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, the Partnerships would be affected by such changes.

Item 4. Controls and Procedures

        As indicated in the certifications on pages 4 and 5 of this report, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnerships have evaluated the Partnership's disclosure controls and procedures as of September 30, 2002. Based on that evaluation, these officers have concluded that the Partnership's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis. There have not been changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        On September 9, 2002, the Probate Court of Dallas County in the case, styled In the Matter of U. S. Bank, National Association, Successor by Merger to Santa Monica Bank, Administrator With the Will Annexed of the Estate of Vearl Sneed v. Reef Exploration, Inc., Michael J. Mauceli, The Mauceli Family Management Trust, Reef Partners, LLC, Pure Reef Limited Partnership, and Pure Holding, Inc. approved a settlement agreement between Reef Exploration and certain of its affiliates (including Reef Partners, the managing general partner of the Partnerships) on the one hand and the Administrator of the estate of Vearl Sneed on the other hand. The effect of the settlement will be that the estate of Vearl Sneed will beneficially receive an undivided fifty percent (50%) interest in all the net assets as of June 30, 2002 of the Reef entities, including Reef Partners. In order to discharge its obligations under the settlement agreement, Reef Partners will redeem the estate's fifty percent (50%) membership interest in Reef Partners at an approximate cost of $5,600,000. The approximate value of Reef Partners' remaining net assets as of June 30, 2002 (as adjusted to reflect the redemption of the estate's interest) will be $5,600,000.

        This lawsuit was previously described in the registrant's report on Form 10-K for the year ended December 31, 2001.

Item 5. Other Information

        Reef Global Energy I, L.P., the first of the Partnerships, was formed on October 23, 2002 with initial capital contributions totaling $1,019,839. The offering period for subscriptions to Reef Global Energy I, L.P., will expire on or before December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY VENTURES (Registrant)
By: Reef Partners LLC, a Nevada limited liability company
Dated: November 14, 2002	By:	/s/ MICHAEL J. MAUCELI Michael J. Mauceli Manager and Member (Principal Executive Officer)
Dated: November 14, 2002	By:	/s/ DANIEL C. SIBLEY Daniel C. Sibley General Counsel and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Mauceli, Chief Executive Officer of Reef Partners LLC, the managing general partner of the Reef Global Energy Ventures partnerships, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Reef Global Energy Ventures;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ MICHAEL J. MAUCELI Michael J. Mauceli, Chief Executive Officer Reef Partners LLC

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel C. Sibley, Chief Financial Officer of Reef Partners, LLC, the managing general partner of the Reef Global Energy Ventures partnerships, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Reef Global Energy Ventures;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filling date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  d)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  e)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ DANIEL C. SIBLEY Daniel C. Sibley, Chief Financial Officer and General Counsel Reef Partners LLC

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
SIGNATURES
CERTIFICATION BY CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION BY CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002