Form 10-K
period 2002-12-31
REEF GLOBAL ENERGY VENTURES; REEF GLOBAL ENERGY I LP
filed 2003-04-15
CIK 1101066, 1225763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-93399-01

REEF GLOBAL ENERGY I, L.P.

(Exact name of registrant as specified in its charter)

Nevada	41-2064521
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Central Expressway Suite 300 Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 437-6792

Securities registered pursuant to section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was $0.  As of such date, the registrant had not been formed.

As of March 31, 2003, the registrant had 4.940367 units held by the managing general partner, 51 units of additional general partner interest and 42.866981 units of limited partner interest outstanding.

Documents incorporated by reference:  None

PART I

ITEM 1.                  BUSINESS

Introduction

Reef Global Energy I, L.P. (the “Partnership”) is the first in a series of up to ten limited partnerships to be formed to drill and own interests in oil and natural gas properties around the world as a part of the Reef Global Energy Ventures program (the “Program”). The Partnership was formed in the state of Nevada on October 23, 2002.  The primary purposes of the Partnership are to generate revenue from the production of oil and gas, distribute cash to the partners, and provide tax benefits. Reef Partners LLC (“Reef Partners”) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own oil and natural gas properties.  The Partnership may conduct operations throughout the world, in such locations as Reef Partners may deem advisable.  Reef Partners intends for the Partnership primarily to acquire interests in oil and natural gas properties in which major or independent oil and gas companies also have interests.  At times, the Partnership may drill and own interests without such strategic partners.  Reef Partners believes that these acquisitions from major or independent oil and gas companies will permit the Partnership to obtain the benefit of seismic, geological and geophysical exploration and initial drilling efforts conducted by such major companies.  As of the date of this report, the Partnership has participated in the drilling of two wells.  The first well was a development well that is currently being completed.  The second well was an exploratory well that was a dry hole.  In addition, the Partnership has signed agreements to participate in three projects, one of which is currently drilling.  More detailed information concerning all five projects can be found in “Item 2 – Properties.”

The partners should be aware that distributions will decrease over time due to the declining rate of production from wells.  Changes in oil and natural gas prices will decrease or increase cash distributions.  Distributions will be partially sheltered by the percentage depletion allowance.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

•                                          Reef Partners’ ability to select productive prospects;

•                                          the drilling and completion of wells in an economical manner;

•                                          the successful management of prospects;

•                                          the level of oil and natural gas prices in the future;

•                                          the degree of governmental regulation over the production and sale of oil and natural gas;

•                                          the future economic conditions in the United States and throughout the world; and

•                                          changes in the Internal Revenue Code (the “Code”).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives.

Acquisition and Drilling of Undeveloped Prospects

The Partnership intends to enter into agreements with major or independent oil and gas companies to drill and own interests in oil and natural gas properties.  To date, the Partnership has entered into a total of five agreements.  At times, however, the Partnership may drill and own interests without such strategic partners.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted.

Depending on its attributes, a prospect may be characterized as an “exploratory” or “development” site.  Generally speaking, exploratory drilling involves the conduct of drilling operations in search of a new and yet undiscovered pool of oil and gas.  In contrast, development drilling involves drilling to a known producing formation in a previously discovered field.

It is anticipated that all prospects will be evaluated utilizing data provided to Reef Partners by either unaffiliated third parties or Reef Exploration, Inc. (“Reef Exploration”), one of Reef Partners’ affiliates.  This data may include well logs, production records from Reef Exploration’s and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful. In addition, Partnership prospects are evaluated by petroleum engineers, geophysicists, and other technical consultants retained by Reef Partners.

To date, the Partnership’s prospects have been acquired pursuant to an arrangement in which the Partnership purchased part of the working interest.  A working interest bears a specified portion of the costs of development, operation and maintenance.  A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties.  At its discretion, the Partnership may acquire less than 100% of the working interest provided that costs are reduced proportionately.  The Partnership’s partnership agreement (the “Partnership Agreement”) forbids Reef Partners or any of its affiliates from acquiring or retaining any overriding royalty interest in the Partnership’s interest in the prospects, that is, any royalty interest that would be paid out of the Partnership’s working interest. The Partnership will generally purchase a minority percentage of the working interest in each prospect in which it participates and will be a non-operator working interest owner. Reef Partners may, for its sole benefit, sell or otherwise dispose of prospect interests not acquired by the Partnership or may retain a working interest in the prospects and participate in the drilling and development of the prospect on the same basis as the Partnership.

In acquiring interests in leases, the Partnership may pay such consideration and make such contractual commitments and agreements as Reef Partners deems fair, reasonable and appropriate.  The term “lease” means any full or partial interest in:

•                                          undeveloped oil and gas leases;

•                                          oil and gas mineral rights;

•                                          licenses;

•                                          concessions;

•                                          contracts;

•                                          fee rights; or

•                                          other rights authorizing the owner to drill for, reduce to possession and produce oil and gas.

It is expected that a substantial portion of the leases and interests in the leases to be developed by the Partnership will be acquired directly from unaffiliated persons; however, the Partnership may also acquire leases by assignment from Reef Partners or its affiliates.  All leases that are transferred to the Partnership from Reef Partners will be transferred at Reef Partners’ cost, unless Reef Partners has reason to believe that cost is materially more than the fair market value of such property in which case the price will not exceed the fair market value of the property.  Reef Partners will obtain an appraisal from a qualified independent expert with respect to sales of its properties and those of its affiliates to the Partnership.

The actual number, identity and percentage of working interests or other interests in prospects to be acquired by the Partnership will depend upon, among other things, available partnership capital, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available.  The Partnership expects to participate in approximately 7-10 prospects.  To date the Partnership has acquired working interests or other interests in five prospects.

Gulf of Mexico Prospects

Reef Partners has entered into an agreement (the “Challenger Agreement”) with Challenger Minerals Inc. (“CMI”), which is a subsidiary of GlobalSantaFe Corporation and a premier screener of oil and gas prospects in the Gulf of Mexico region.  GlobalSantaFe Corporation, a New York Stock Exchange listed company and the second largest oil and gas drilling company in the world, furnishes offshore drilling rigs and services to the oil and gas industry worldwide.  Its subsidiary, Applied Drilling Technology Inc. (“ADTI”), furnishes competitive turnkey drilling and completion services in the Gulf of Mexico.

Under the terms of the Challenger Agreement, during the period between January 31, 2002 and January 31, 2005, CMI will identify, initially evaluate, and present to Reef Partners a minimum of fifty prospects per year in the Gulf of Mexico region, as to which working interests are available for participation.  Reef Partners is under no obligation to acquire any interest in any individual prospect or any minimum number of prospects during the term of the Challenger Agreement.  Reef Partners will pay a participation fee of $1,125,000 ($375,000 per year) for the geological and geophysical services provided by CMI under the Challenger Agreement. If Reef Partners believes that a prospect presented to it merits a detailed geo-technical review, CMI will coordinate with and assist Reef Partners’ technical personnel to conduct the review.  Reef Partners may thereafter elect to participate in a prospect, at times jointly with CMI and its affiliates and at times without the involvement of these entities.  Reef Partners will have the right to purchase up to 12.5% of the interest in any prospect made available to CMI, but may achieve greater participation if CMI or CMI’s other joint venture partners elect not to participate.  On many prospects in which CMI does participate, it will likely bring with it the added benefit of the substantial experience ADTI has acquired in the drilling and completion of prospects in the region, as ADTI may be selected to drill and complete the wells.  Projects approved for acquisition will be assigned to the Partnership or to other partnerships formed by Reef Partners.  Of the five prospects acquired by the Partnership thus far, four were brought to the Partnership through Reef Partners’ relationship with CMI.

Based upon Reef Partners’ initial estimates, each partnership formed as part of the Program will reimburse Reef Partners for a portion of the Challenger Agreement participation fee by paying it 5% of such partnership’s gross capital contributions.  In the case of the Partnership, this amount was $98,066.  If upon completion of the offering of interests in all of the partnerships to be formed under the Program, it is determined that this payment was more than the Partnership’s pro rata share of the participation fee, Reef

Partners will refund the Partnership the amount of any excess.  In the event the amount paid by the Partnership is less than its pro rata share, Reef Partners will bear any excess cost rather than the Partnership.

Drilling and Completion Phase

General.  The Partnership will generally own less than a 50% working interest in the prospects it purchases, and it is probable that the majority owner of the prospects will select the operator for the wells drilled on such prospects.  Reef Partners monitors the performance and activities of the operator, participates as the Partnership’s representative in decision-making with regard to the Partnership’s activities, and otherwise represents the Partnership with regard to the activities of the Partnership.  If Reef Exploration, one of Reef Partners’ affiliates, serves as operator of a prospect, Reef Exploration will receive fees not exceeding the competitive rate in the area where the prospect is located.  Typically, these are billed as a monthly fee per well.  Since its inception in 1987, Reef Exploration has drilled and served as operator of approximately 81 wells. Reef Exploration currently serves as operator of fourteen wells. Six of these wells were drilled by Reef Exploration and eight were acquired in purchase transactions. In the event that Reef Exploration does serve as operator on any Partnership wells, it will do so pursuant to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.  The Partnership is a non-operated working interest owner in the five projects to which it has committed funds.

Where the duties of operator are held by Reef Exploration, drilling will be contracted to an independent third party and the cost of the wells to the Partnership will be determined by the actual third party costs, plus Reef Exploration’s monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located.  Neither Reef Exploration, Reef Partners as managing general partner, nor any other affiliate will act as contractor or subcontractor in connection with the drilling of any Partnership well.

The Partnership pays drilling and completion costs as incurred, except that the Partnership is permitted to make advance payments where necessary to secure the tax benefits of prepaid drilling costs and there is a valid business reason.  In order to comply with conditions to secure the tax benefits of prepaid drilling costs, the operator may not refund any portion of amounts paid in the event actual costs are less than amounts paid, but may apply any such amounts solely for payment of additional drilling services to the Partnership.  If a well is not likely to produce oil and/or natural gas in commercial quantities, it will be plugged and abandoned in accordance with applicable regulations.

Sale of Production.  The Partnership will attempt to sell the oil and natural gas produced from its prospects on a competitive basis at the best available terms and prices.  Domestic sales of oil will be at fair market prices.  Certain international sales however, may be at prices determined by foreign governments or by entities controlled by foreign governments.  Reef Partners will not make any commitment of future production that does not primarily benefit the Partnership.  Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves.  The Partnership will sell natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (“FERC”).  International gas sales, like international oil sales, may be at prices determined by foreign governments or entities controlled by foreign governments.  The Partnership currently has no plans to purchase interests in any project located outside the United States.

Production Phase of Operations

General.  When a partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, including any required gathering and sales lines, production operations commence.

The Partnership intends to sell oil and/or natural gas production from its wells to refineries, foreign governmental agencies, entities controlled by foreign governments, industrial users, gas brokers, interstate pipelines or local utilities.  Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts will not be completed until after the wells have been drilled.  The Partnership currently has no production and has not entered into any sales contracts.  As a result of effects of weather on costs, the Partnership’s results may be affected by seasonal factors.  In addition, both sales volumes and prices tend to be affected by demand factors with a significant seasonal component.

Expenditure of Production Revenues.  The Partnership’s share of production revenue from a given well will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by Reef Exploration. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by the additional general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drillpipe, etc. that may result in unanticipated additional liability materially in excess of an additional general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef Partners’ fiduciary duty as managing general partner, Reef Partners has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef Partners believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production.  Reef Partners reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance.  In no event will the Partnership maintain public liability insurance of less than $10 million.  Subject to the foregoing, Reef Partners may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef Partners deems appropriate under the circumstances, which may vary materially.

Reef Partners will notify all additional general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage.  Within this 30-day period and otherwise after December 31, 2003, additional general partners have the right to convert their units into units of limited partnership interest by giving Reef Partners written notice of their intent to convert.  Additional general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership.  At any time during this 30-day period, upon receipt of the required written notice from the additional general partner of his intent to convert, Reef Partners will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage.  This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former additional general partner to that of a limited partner.  Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes.  However, even after an election of conversion, an additional general partner will continue to have unlimited liability regarding partnership activities while he was an additional general partner.

COMPETITION, MARKETS AND REGULATION

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas.  Reef Partners expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%.  As a result of deregulation of the natural gas industry by Congress and FERC, natural gas prices are generally determined by competitive forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There will be competition among operators for drilling equipment, goods, and drilling crews.  Such competition may affect the ability of the Partnership to acquire leases suitable for development by the Partnership and to expeditiously develop such leases once they are acquired.

Markets

The marketing of any oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

•                                          the amount of crude oil and natural gas imports;

•                                          the availability and cost of adequate pipeline and other transportation facilities;

•                                          the success of efforts to market competitive fuels, such as coal and nuclear energy;

•                                          the laws of foreign jurisdictions and the laws and regulations affecting foreign markets; and

•                                          other matters affecting the availability of a ready market, such as fluctuating supply and demand.

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

Members of the Organization of Petroleum Exporting Countries establish prices and production quotas for petroleum products from time to time with the intent of reducing the current global oversupply and maintaining or increasing certain price levels.  Reef Partners is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

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

Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws and regulations and the laws of other countries where some of the prospects may be located.

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

Environmental.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and business operations of the Partnership.  These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations.  If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity.  Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of gas.  Such deregulated gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors.  Reef Partners anticipates that all of the gas produced by the Partnership’s wells will be considered price-decontrolled gas and that the Partnership’s gas will be sold at fair market value.

Foreign Regulation.  Reef Partners relies heavily on local experts and personnel, including attorneys and accountants, for advice and assistance in complying with the laws and regulations of foreign jurisdictions when prospects are located in such jurisdictions.

Employees

Reef Partners manages the Partnership, which has no employees; however, its affiliate, Reef Exploration, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses Reef Exploration, Inc. for direct and administrative services at cost.  See Item 11 – Executive Compensation.

ITEM 2.                  PROPERTIES.

Drilling Activities and Productive Wells

As of December 31, 2002, the Partnership had not acquired any properties or engaged in any oil and gas activities.  Therefore, there are no reserves as of that date.  The Partnership commenced drilling in 2003 and to date has committed to participate in five projects.  Two of the projects have already completed drilling, of which one, a developmental well, has been determined productive.  The second project, which was an exploratory well, was a dry hole. Drilling activity continues and it is estimated that the Partnership will participate in drilling a total of seven to ten wells. Reef Partners anticipates all drilling activity will be substantially completed by December 31, 2003.

A “productive well” is a well producing or capable of producing oil and gas in commercial quantities.

Current Projects

Main Pass Block 57

The Main Pass Block 57 is a development well in the Gulf of Mexico drilled on a federal offshore lease. The project was brought to the Partnership by CMI under the terms of the Challenger Agreement. The Partnership purchased a working interest of 4.6875% in the project with a corresponding 3.69% net revenue interest.  Estimated costs to the Partnership for leasehold and drilling and completion of the well are approximately $254,000. The well was drilled in January 2003 and has two oil-bearing zones. The well will initially be completed in one of the zones. Work is currently underway completing the platform installation and building a 1.3-mile pipeline to the nearest production facility. Production is expected to begin sometime in April 2003.

Grand Isle Block 27

The Grand Isle Block 27 is an exploration well in the Gulf of Mexico drilled on a federal offshore lease. The project was brought to the Partnership by CMI under the terms of the Challenger Agreement. The Partnership purchased a 1.5% working interest in the project. Estimated costs to the Partnership for leasehold and drilling of the well are approximately $115,000. The well reached total depth in late January 2003, and the target formation was not oil bearing. The well has been plugged and abandoned.

Matthew J Guidry et al #1

The Guidry #1 well is a development gas well project in Vermilion Parish, Louisiana. The well will twin a productive well drilled in 1957 to a depth of 13,200 feet. The original well was logged in the target formation, but mechanical problems prevented the prior operator from testing and producing the zone. The well is currently drilling. The Partnership purchased a 4% working interest with a corresponding 3.12% revenue interest. Estimated costs to the Partnership for the leasehold, drilling and completion are $201,000.

Eugene Island Block 268

The Eugene Island Block 268 is a development re-entry well in the Gulf of Mexico on a federal offshore lease. The project was brought to the Partnership by CMI under the terms of the Challenger Agreement. The Partnership purchased a 5% before payout working interest (4.375% after payout working interest) in the project. The well re-entry is expected to begin during the second quarter of 2003. The project involves the re-entry of a well drilled in 1997 but never completed. The well logs showed the existence of 4 gas productive zones in the wellbore. Estimated costs to the Partnership for the leasehold, re-entry completion, production platform and production pipeline are approximately $353,000.

Eugene Island Block 190

The Eugene Island Block 190 is a development project well in the Gulf of Mexico on a federal offshore lease. The project was brought to the Partnership by CMI under the terms of the Challenger Agreement. The Partnership purchased a 3.75% working interest in the project. The partners in the project will drill a single well to an estimated depth of 8,000 feet updip from four productive wells. The well will be drilled from an existing platform and with a sales pipeline already in place. Estimated spud date is late April 2003. Estimated costs to the Partnership for the leasehold, drilling and completion are $238,000.

Title to Properties

The Partnership’s interests in producing and non-producing acreage are in the form of assigned direct interests in leases.  Such properties are subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership’s business.  The Partnership believes that it has satisfactory title to all of its leases.

ITEM 3.                  LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.  However, Reef Partners and certain of its affiliates were defendants and counter-plaintiffs in a case styled “In the matter of the Estate of Vearl Sneed, U.S. Bank National Association, Successor by Merger to Santa Monica Bank, Administration with Will Annexed of the Estate of Vearl Sneed v. Reef Exploration, Inc., Michael J. Mauceli, the Mauceli Family Management Trust, Reef Partners, LLC, Pure Reef Limited Partnership and Pure Holding, Inc.,” Cause Number 99-04149-00, pending in the Probate Court of Dallas County, Texas.

The lawsuit sought to invalidate a lease on a property owned by the estate of Vearl Sneed, a 50% member of Reef Partners, that the estate claimed was entered into by Mr. Mauceli on behalf of Reef Exploration on terms more favorable than Reef Exploration would have received in an arms-length transaction. The lawsuit claimed this was in breach of Mr. Mauceli’s fiduciary duty as Mr. Sneed’s agent.

The lawsuit also sought to compel Reef Exploration to purchase Mr. Sneed’s 50% interest in Reef Exploration pursuant to the terms of a shareholders’ agreement entered into by Mr. Sneed and Mr. Mauceli prior to Mr. Sneed’s death. On September 9, 2002 the Probate Court of Dallas County approved a settlement agreement that has been partially implemented. The effect of the settlement will be that the estate of Vearl Sneed will beneficially receive an undivided 50% interest in all the net assets as of June 30, 2002 of the

Reef entities, including Reef Partners. Upon completion of the settlement, the membership interests in Reef Partners presently held by the Estate of Vearl Sneed will be transferred to Michael J. Mauceli, who will then own 100% of such membership interests.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At March 31, 2003, the Partnership had one managing general partner, 49 limited partners who held 42.866981 units of limited partnership interest, and 53 additional general partners who held 51 units of additional general partner interest.  Reef Partners holds a total of 4.940367 units.  No established trading market exists for the interests.

Limited and additional general partnership interests are transferable; however, no assignee of an interest in the Partnership can become a substituted partner without the written consent of both the transferor and Reef Partners.

Use of Proceeds

In connection with Registration Statement filed on form S-1 (No. 333-93399) and declared effective May 31, 2001, Reef Partners filed a post-effective amendment to the Registration Statement on behalf of the Program on September 14, 2001. On January 10, 2002 Reef Partners filed a final prospectus and commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Western American Securities Corporation. The offering period ended on December 31, 2002. Under the terms of the offering, a minimum of 50 Partnership units at a price of $20,000 per unit were required to be sold in order to form the Partnership. The maximum Partnership units offered were 375 units of limited partner interest and 125 units of general partner interest.

The Partnership sold 98.807348 units of partnership interest, consisting of 42.866981 units of limited partner interest and 55.940367 units of general partner interest. Reef Partners purchased 4.940367 general partner units, equaling 5% of the total Partnership units sold. Total offering proceeds were $1,961,326.

All units except those purchased by Reef Partners paid a 15% management fee to Reef Partners to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $281,601, leaving capital contributions of $1,679,725 available for Partnership oil & gas operations. As of December 31, 2002, $40,875 of the management fee owed to Reef Partners was unpaid. This amount is shown in account payables in the accompanying financial statements. As of December 31, 2002 the Partnership had not expended any funds on oil and gas operations. The Partnership intends to utilize all available Partnership capital during 2003.

ITEM 6.                  SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

Period from Inception (October 23, 2002) to December 31, 2002

Oil and gas sales income	$—
Interest income	2,355
Costs and expenses	50,034
Partnership net (loss)	(47,679)

Allocation of net loss:
General Partners	(25,495)
Limited Partners	(22,184)
Net (loss) per partnership unit	(483)

Total assets	1,787,121
Distributions to Managing General Partner	—
Distributions to Investor Partners	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Partnership was funded with initial contributions totaling $1,961,326.  Reef Partners contributed a total of $83,986, the additional general partners contributed $1,020,000 and the limited partners contributed $857,340. Syndication and organization costs of $281,601 were incurred leaving available cash of $1,679,725 for Partnership activities.  The Partnership was formed on October 23, 2002 and the last partner was admitted to the Partnership on December 31, 2002, which was the date the offering of the Partnership interests ended.

The Partnership had working capital of $1,682,046 at December 31, 2002, which includes interest income earned on funds deposited in escrow.

During 2003, the Partnership expects to utilize the working capital cash for lease acquisition and drilling activities. The Partnership expects to purchase primarily non-operated working interests in approximately 7-10 exploratory and development drilling projects. The Partnership expects that a minimum of 75% of the available funds will be invested in development projects. The Partnership has no current plans to purchase interests in any project located outside of the United States.  This drilling activity will be conducted solely with the working capital available as of December 31, 2002.  The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

The Partnership Agreement allows for the assessment of up to $20,000 per unit for subsequent operations deemed necessary to fully develop any of the initial Partnership prospects. Until initial drilling operations are completed it is not known whether any additional partner assessments will be made.

Results of Operations

The Partnership conducted no operations during 2002. The net loss of $47,679 shown in the financial statements represents a charge of $50,000 for organization expenses, partially offset by interest income earned by funds in escrow.

As of the date of this report, the Partnership has committed funds to five projects. A brief description of each project can be found in “Item 2 – Properties.”

Critical Accounting Policies

Certain accounting policies will be critical to the portrayal of the Partnership’s financial condition and results of operations and sometimes require subjective judgments and estimates by management.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition of oil and gas properties and exploration and development of oil and gas reserves are capitalized when incurred. Costs include lease acquisition, analysis, property acquisition, the cost of drilling both productive and non-productive wells, and overhead associated directly with exploration and land acquisition activities. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves. Gas is converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl.

Net capitalized costs using the full cost method of accounting are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves. Estimated future net revenues are calculated using prices and costs in effect on December 31. Prices are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to income as impairment of capital assets. The Partnership assesses impairment on a quarterly basis. The Partnership utilizes an independent petroleum engineer to prepare an estimate of proved reserves for purposes of calculating future net revenues.

The Partnership held no oil and gas assets requiring this calculation as of December 31, 2002.

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership utilizes the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are disclosed in the financial statements. As of

December 31, 2002, the Partnership had not begun oil & gas operations and therefore had no gas imbalances.

RISK FACTORS

Investment in the Partnership involves a high degree of risk and is suitable only for investors of substantial financial means who have no need for liquidity in their investments.

Special Risks of the Partnership

Reef Partners will manage and control the Partnership’s business.  Third parties may manage and control the prospects.  Reef Partners will exclusively manage and control all aspects of the business of the Partnership and will make all decisions concerning the business of the Partnership.  Investors in the Partnership will not be permitted to take part in the management or in the decision making of the Partnership.  Third parties may act as the operator of Partnership prospects, and in many cases, the Partnership may acquire a less than 50% working interest in various oil and natural gas properties.  Accordingly, third parties may manage and control the drilling, completion and production operations on the properties.

If the Partnership acquires prospects outside the United States, it will be subject to certain risks of international operations.  Although it currently has no intention of doing so, the Partnership may acquire interests in oil and natural gas prospects located outside the United States. If the Partnership were to acquire prospects outside of the United States, it will be subject to risks generally associated with conducting business in foreign countries, such as:

•                                          foreign laws and regulations that may be materially different from those of the United States;

•                                          changes in applicable laws and regulations;

•                                          challenges to or failure of title;

•                                          labor and political unrest;

•                                          foreign currency fluctuation;

•                                          changes in foreign economic and political conditions;

•                                          export and import restrictions;

•                                          tariffs, customs, duties and other trade barriers;

•                                          difficulties in staffing and managing foreign operations;

•                                          longer time periods in collecting revenues;

•                                          difficulties in collecting accounts receivable and enforcing agreements;

•                                          possible loss of properties due to nationalization or expropriation; and

•                                          limitations on repatriation of income or capital.

In addition, in the event of a dispute, the Partnership may be subject to the exclusive jurisdiction of foreign courts and agencies, or may not be successful in obtaining jurisdiction over foreign persons in state or federal courts in the United States.  The Partnership also may be hindered or prevented from enforcing its rights against foreign governments and their agencies because international law may grant foreign governments and their agencies immunity from our courts or prohibit the Partnership from bringing suit in their courts.

Additional general partners have unlimited liability for Partnership obligations.  Under Nevada law, the state in which the Partnership has been formed, general partners of a partnership have unlimited liability for obligations and liabilities of that partnership. Additional general partners will be liable for all obligations and liabilities arising from Partnership operations if these liabilities exceed both the assets and insurance of the Partnership, and Reef Partners’ assets and insurance.  Even if an additional general partner converts his general partner interest into a limited partner interest, he will continue to be liable as a general partner for matters that occurred while he owned a general partner interest.  An additional general partner’s liability may exceed the amount of his investment in the Partnership.

Cash distributions are not guaranteed.  Cash distributions are not guaranteed and will depend on the Partnership’s future operating performance.  Reef Partners will review the accounts of the Partnership at least quarterly to determine the cash available for distribution.  Distributions will depend primarily on the Partnership’s cash flow from operations, which will be affected, among other things, by the price of oil and natural gas and the level of production of the Partnership’s prospects.

A partner’s ability to resell units is limited due to the lack of a public market and restrictions contained in the Partnership Agreement.  A partner may not be able to sell his Partnership interests.  No public market for the units exists or is likely to develop.  A partner’s ability to resell his units also is restricted by the Partnership Agreement.  The Partnership itself may continue in existence for thirty years from its formation, unless earlier terminated.

Reef Partners and its affiliates may have conflicts of interest with the partners and the Partnership.  The continued active participation by Reef Partners and its affiliates in oil and gas activities individually, and on behalf of other partnerships organized or to be organized by Reef Partners, and the manner in which partnership revenues are allocated, create conflicts of interest with the Partnership.  Reef Partners and its affiliates have interests that inherently conflict with those of the unaffiliated partners, including the following:

•                                          Reef Partners and its affiliates manage other oil and natural gas drilling programs.  Reef Partners will owe a duty of good faith to each of the partnerships that Reef Partners manages.  Actions taken with regard to other partnerships may not be advantageous to the Partnership.

•                                          Reef Partners decides which prospects the Partnership will acquire.  Reef Partners could benefit, as a result of cost savings or reduction of risk, for instance, by assigning or not assigning particular prospects to the Partnership.

•                                          One of Reef Partners’ affiliates may act as operator on some Partnership wells for which it will be compensated at rates competitive with the rates charged by unaffiliated persons for similar services.  Reef Partners’ affiliate could have an incentive to operate wells that were no longer economic to the Partnership, in order to continue to receive operating fees.

There can be no assurance that any transaction with Reef Partners will be on terms as favorable as could have been negotiated with unaffiliated third parties.

Reef Partners and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.  Reef Global Energy Ventures is the first public drilling program sponsored by Reef Partners as the managing general partner, and Reef Global Energy I, L.P. is the first limited partnership to be offered under that Program. Reef Partners and its affiliate, Reef Exploration, Inc., have sponsored 33 ventures from 1996 to the present, including two in formation as of December 31, 2002. These ventures, excluding Reef Global Energy I, L.P., drilled an aggregate of 34 gross wells. Of these 34 wells, 25 were exploratory wells and 9 were development wells. Of these wells, 25 were completed and 9 were dry holes. Of the 25 wells completed as producers, 22 were commercially producing, 11 of which were subsequently plugged and abandoned. From this data, approximately 26.5% of the wells drilled by these ventures were dry holes and 32.4% of the wells were subsequently abandoned. Since December 31, 2002, the Partnership has participated in the drilling of 2 wells. The first was a development well that is currently being completed. The second was an exploratory well which was a dry hole.

Compensation payable to Reef Partners will effect distributions. Reef Partners will receive compensation from the Partnership throughout its life.  Reef Partners’ affiliates may enter into transactions with the Partnership for services, supplies, and equipment and will be entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies, and equipment.  Compensation payments to Reef Partners and its affiliates will be due regardless of the Partnership’s profitability and will reduce the amount of cash available to the Partnership for distribution to its partners.

The Partnership may become liable for joint activities of other working interest owners.  The Partnership will usually acquire less than the full working interest in prospects and, as a result, will engage in joint activities with other working interest owners.  Additionally, it is expected that the Partnership will purchase less than a 50% working interest in most prospects, with the result that someone other than Reef Partners or the Partnership may control such prospects.  The Partnership could be held liable for the joint activity obligations of the other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the working interest owners.  Full development of the prospects may be jeopardized in the event other working interest owners cannot pay their shares of drilling and completion costs.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.  The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of interests in oil and natural gas properties.  The Partnership only has nominal funds available for partnership purposes until there are revenues from partnership operations.  The Partnership Agreement permits the Partnership to borrow money only after drilling has been completed and all additional general partnership interests have been converted into limited partnership interests.  Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues, from assessments against the partners, or from borrowings.  Reef Partners cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  The Partnership cannot require a partner to pay any assessments.  Reef Partners is prohibited under the Partnership Agreement from loaning money to the Partnership, and Reef Partners cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

Other partnerships Reef Partners sponsors will compete with the Partnership for prospects, equipment, contractors, and personnel.  Reef Partners plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership.  Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in the Program after the Partnership, may exist at the same time.  Due to competition among the partnerships for suitable prospects and availability of equipment, contractors, and Reef Partners’ personnel, the fact that partnerships previously organized by Reef Partners and its affiliates may still be purchasing prospects when the Partnership is attempting to purchase prospects may make the completion of prospect acquisition activities by the Partnership more difficult.

Because investors bear the Partnership’s acquisition, drilling and development costs, they bear most of the risk of non-productive operations.  Under the cost and revenue sharing provisions of the Partnership Agreement, Reef Partners will share costs with the partners differently than the way Reef Partners will share revenues with them.  Because other partners will bear a substantial amount of the costs of acquiring, drilling and developing the Partnership’s prospects, other partners will bear a substantial amount of the costs and risks of drilling dry holes and marginally productive wells.

The Partnership Agreement prohibits the limited partners and additional general partners from participating in the Partnership’s business decisions.  The partners may not participate in the management of the Partnership business.  The Partnership Agreement forbids the partners from acting in a manner harmful to the business of the Partnership.  If a partner violates the terms of the Partnership Agreement, he may have to pay the Partnership or other partners for all damages resulting from his breach of the Partnership Agreement.

The Partnership Agreement limits Reef Partners’ liability to each partner and the Partnership and requires the Partnership to indemnify Reef Partners against certain losses.  Reef Partners will have no liability to the Partnership or to any partner for any loss suffered by the Partnership, and will be indemnified by the Partnership against loss sustained by it in connection with the Partnership if:

•                                          Reef Partners determines in good faith that its action was in the best interest of the Partnership;

•                                          Reef Partners was acting on behalf of or performing services for the Partnership; and

•                                          Reef Partners’ actions did not constitute negligence or misconduct.

Because Reef Partners will act as general partner of several partnerships, other commitments may adversely effect its financial condition.  As a result of Reef Partners’ commitments as general partner of several partnerships and because of the unlimited liability of a general partner to third parties, its net worth is at risk of reduction.  Because Reef Partners is primarily responsible for the conduct of the Partnership’s affairs, a significant adverse financial reversal for it could have an adverse effect on the Partnership and the value of the Partnership’s units.

The partners may be asked for additional funds.  Reef Partners may call for voluntary assessments on the partners up to a total of $20,000 per unit for the purpose of conducting subsequent operations on properties the Partnership began evaluating during the Partnership’s initial operations.  Although each partner is not required to pay any assessment, his percentage interest in the Partnership will be reduced if other partners pay and he does not.

Risks of Oil and Natural Gas Investments

Oil and natural gas investments are highly risky.  The selection of prospects for oil and natural gas drilling, the drilling, ownership and operation of oil and natural gas wells, and the ownership of non-operating interests in oil and natural gas properties are highly speculative.  There is a possibility the partners will lose all or substantially all of their respective investments in the Partnership.  Reef Partners cannot predict whether any prospect will produce oil or natural gas or commercial quantities of oil or natural gas.  Drilling activities may be unprofitable, not only from non-productive wells, but from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit.  Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines.  In addition, ground water, various clays, lack of porosity and permeability may hinder, restrict or even make production impractical or impossible.

Drilling exploratory wells is riskier than drilling developmental wells.  Most of the wells drilled by Reef Partners and its affiliates since 1996 have been exploratory wells.  The Partnership has drilled one exploratory well to date and may drill more.  Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production.  The Partnership has drilled one developmental well to date.

The Partnership may be required to pay delay rentals to hold properties, which may deplete Partnership capital.  Oil and gas leases generally require that the property must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect.  Delay rentals typically must be paid within a year of the entry into the lease if no production or drilling activity has commenced.  If delay rentals become due on any property the Partnership acquires, the Partnership will have to pay its share of such delay rentals or lose its lease on the property.  These delay rentals could equal or exceed the cost of the property.  Further, payment of these delay rentals could seriously deplete the Partnership’s capital available to fund drilling activities when they do commence.

Prices of oil and natural gas are unstable.  Global economic conditions, political conditions, and energy conservation have created unstable prices for oil and natural gas.  Oil and natural gas prices may fluctuate significantly in response to minor changes in supply, demand, market uncertainty, political conditions in oil-producing countries, activities of oil-producing countries to limit production, global economic conditions, weather conditions and other factors that are beyond the Partnership’s control.  The prices for domestic oil and natural gas production have varied substantially over time and may in the future decline, which would adversely affect the Partnership and the partners.  Prices for oil and natural gas have been and are likely to remain extremely unstable.

Competition, market conditions and government regulation may adversely effect the Partnership.  A large number of companies and individuals engage in drilling for oil and natural gas.  As a result, there is intense competition for the most desirable prospects.  The sale of any oil or natural gas found and produced by the Partnership will be affected by fluctuating market conditions and regulations, including environmental standards, set by state and federal agencies.  Governmental regulations may fix rates of production from Partnership wells, and the prices for oil and natural gas produced from the wells may be limited.  From time-to-time, a surplus of oil and natural gas occurs in areas of the United States.  The effect of a surplus may be to reduce the price the Partnership may receive for its oil or gas production, or to reduce the amount of oil or natural gas that the Partnership may produce and sell.

Environmental hazards and liabilities may adversely affect the Partnership and result in liability for the additional general partners.  There are numerous natural hazards involved in the drilling of oil and natural gas wells, including unexpected or unusual formations, pressures, blowouts involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves.  Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the additional general partners.  Although the Partnership maintains insurance coverage in amounts Reef Partners deems appropriate, it is possible that insurance coverage may be insufficient.  In that event, Partnership assets would be utilized to pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for additional drilling activities.

The Partnership may incur liability for liens against its subcontractors.  Although Reef Partners will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, the properties of the Partnership could be subject to materialmen’s and workmen’s liens.  In that event, the Partnership could incur excess costs in discharging such liens.

Shut-in wells and delays in production may adversely affect Partnership operations.  Production from wells drilled in areas remote from marketing facilities may be delayed until sufficient reserves are established to justify construction of necessary pipelines and production facilities.  In addition, production from wells may be reduced or delayed due to seasonal marketing demands.  Wells drilled for the Partnership may have access to only one potential market.  Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt sales from Partnership wells.

The production and producing life of Partnership wells is uncertain.  Production will decline.  It is not possible to predict the life and production of any well.  The actual lives could differ from those anticipated.  Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment.  In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production.  This production decline may be rapid and irregular when compared to a well’s initial production.

Tax Risks

Tax treatment may change.  The tax treatment currently available with respect to oil and natural gas exploration and production may be modified or eliminated on a retroactive or prospective basis by additional legislative, judicial, or administrative actions.

Tax treatment depends upon partnership classification.  Tax counsel has rendered its opinion to Reef Partners that the Partnership will be classified for federal income tax purposes as a partnership and not as an association taxable as a corporation or as a “publicly traded partnership.” This opinion is not binding on the IRS or the courts.  The IRS could assert that the Partnership should be classified as a “publicly traded partnership.” This would mean that any income, gain, loss, deduction, or credit of the Partnership would remain at the entity level and not flow through to the partners, that the income of the Partnership would be subject to corporate tax rates at the entity level, and that distributions to the investor partners might be considered dividend distributions subject to federal income tax at the partners’ level.

Tax liabilities may exceed cash distributions.  Each partner may be required to pay federal income tax based upon his distributive share of partnership taxable income for any year in an amount exceeding the cash distributed to him by the Partnership.  Each must include in his own return for a taxable year his share of the items of the Partnership’s income, gain, profit, loss, and deductions for the year, whether or not cash proceeds are actually distributed to him.

Audits of the Partnership’s tax returns could result in increased taxes due by the partners or audits of partners’ individual tax returns.  The fact that the Partnership will not be registered with the IRS as a “tax shelter” does not reduce the possibility that the IRS will audit the Partnership’s returns.  If an audit occurs, tax adjustments might be made that would increase the amount of taxes due or increase the risk of audit of partners’ individual tax returns.  Costs and expenses may be incurred by the Partnership in contesting any audit adjustments.  The cost of responding to audits of partners’ tax returns will be borne solely by the partners whose returns are audited.

The IRS could challenge the Partnership’s deductions for prepayment of drilling costs.  Some drilling cost expenditures may be made as prepayments during a year for drilling and completion operations that in large part may be performed during the following year.  All or a portion of these prepayments may be currently deductible by the Partnership if:

•                                          drilling on the well to which the prepayment relates occurs within 90 days after the end of the year the prepayment is made;

•                                          the payment is not a mere deposit; and

•                                          the payment serves a business purpose or otherwise satisfies the clear reflection of income rule.

The Partnership could fail to satisfy the requirements for deduction of prepaid intangible drilling and development costs.  The IRS may challenge the deductibility of these prepayments.  If a challenge were successful, the challenged prepaid expenses would be deductible in the tax year in which the services under the drilling contracts are actually performed, rather than the tax year in which the payment was made.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to co-invest with major independent oil companies and its intent to diversify the Partnership’s investments;

•                                          statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;

•                                          statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                          statements regarding the plans and objectives of Reef Partners for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                                          any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                          any statements of other than historical fact.

Reef Partners believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed above in the section captioned “Risk Factors.” Although Reef Partners believes that the expectations reflected in such forward-looking statements are reasonable, Reef Partners can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef Partners does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef Partners or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 7A.                                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Partnership currently has no indebtedness or income from foreign sources that would subject it to market risk.  The Partnership does not engage in commodity futures trading or hedging activities and does not enter into derivative financial instrument transactions for trading or other speculative purposes.  Moreover, the Partnership does not engage in interest rate swap transactions that could expose it to market risk.  However, to the extent that changes in interest rates and currency exchange rates affect general economic conditions, the Partnership will be affected by such changes.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil. The impact of these price fluctuations could significantly affect the profitability of the Partnership. The Partnership currently has no oil or gas production.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.                                              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Partnership has no directors or executive officers; it is managed by Reef Partners LLC.

Reef Partners LLC

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or Reef Exploration, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	46	Manager of Reef Partners; Chief Executive Officer and Director of Reef Exploration
H. Walt Dunagin	45	Vice President—Land Manager of Reef Exploration
Dwight E. Roberts	50	Vice President—Exploration of Reef Exploration
Laura S. Klein	43	Vice President—Engineering of Reef Exploration
Daniel C. Sibley	51	General Counsel and Chief Financial Officer of Reef Partners and Reef Exploration
David M. Tierney	50	Controller—Reef Global Energy Ventures

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

H. Walt Dunagin is Vice President—Land Manager of Reef Exploration. He has held this position since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A.  Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining Reef Exploration, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He became a Certified Professional Landman in August 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Dwight E. Roberts is Vice President—Exploration at Reef Exploration. He was appointed to this position in 2003. He is a graduate of Eastern New Mexico University with a Bachelor’s degree in geology and did post-graduate work at the Colorado School of Mines in 1975-1976. Mr. Roberts has worked for several oil and gas companies as a geologist developing exploration prospects, and was also self-employed as a geologist from 1992-1997, generating exploration and exploitation prospects for clients as well as performing studies for well re-completions and infield development projects for clients. From 1997 to June 1999, Mr. Roberts was a senior staff geologist at Pioneer Natural Resources USA, Inc. From July 1999 to March 2002, he was the Manager of Geology/Geophysics at Prize Energy Corporation, and supervised the company’s exploration activity, which was concentrated in South Texas, the Texas Gulf Coast, Louisiana and the Permian Basin. He is a member of the American Association of Petroleum Geologists (AAPG) and the Society of Petroleum Engineers (SPE).

Laura S. Klein is Vice President—Engineering at Reef Exploration, a position she has held since joining the company early in 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor’s degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 21 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until coming to Reef Exploration, she held the position of Senior Staff Drilling Engineer with Mobil’s International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil’s worldwide drilling organization. Ms. Klein’s professional affiliations include membership in the Society of Petroleum Engineers (SPE), American Association of Drilling Engineers (AADE) and American Society of Training and Development (ASTD).

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

David M. Tierney has been employed by Reef Exploration, Inc. since March 2001, and is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration (MBA) from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has spent the last 23 years working in the oil and gas industry. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

ITEM 11.                                              EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef Partners as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	$281,601
Managing General Partner	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator’s per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef Partners’ “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef Partners has as the result of its purchase of units in the Partnership, nor the 1% interest Reef Partners has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs.  Reef Partners has purchased 5% of the Partnership’s units, which along with the interests Reef Partners received as managing general partner of the Partnership results in a total interest in the Partnership of 15.45%.

Reef Partners is entitled to receive a management fee of $281,601, which is 15% of the Partnership subscriptions exclusive of the units purchased by it. As of December 31, 2002 the

Partnership had paid $240,726 of this fee. The remaining $40,875 was paid in January 2003. From this payment Reef Partners paid all of the Partnership’s organization and offering costs, including sales commissions.

Reef Partners will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. There were no reimbursable costs incurred by Reef Partners for the period ending December 31, 2002.

Operators fees will be payable only if one of Reef Partners’ affiliates serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees not exceeding the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses. No such fees were incurred for the period ending December 31, 2002.

As the managing general partner, Reef Partners or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef Partners or one of its affiliates provides such services, equipment or supplies as a part of its ordinary business, then the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef Partners or one of its affiliates is not engaged in the business as set forth above, then the compensation, price or rental will be the cost of the services, equipment or supplies to such entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which Reef Partners or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid. During the period ended December 31, 2002, there were no such services rendered to the Partnership by Reef Partners or any of its affiliates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information as of March 31, 2003, concerning (i) all persons known by Reef Partners to own beneficially more than 5% of the Partnership’s units and (ii) the ownership interest of Reef Partners’ Manager.  Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the shares beneficially owned.

Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the units beneficially owned by them. Reef Partners has calculated the percentages of units beneficially owned based on 98.807348 units of Partnership interest outstanding at March 31, 2003.

	Units beneficially owned
Person or group	Number		Percent
Reef Partners LLC	4.940367	(1)	5.00%
Mona F. Vandervoort	5	(2)	5.06%
Thomas R. Canham	5	(3)	5.06%
Michael J. Mauceli	1	(4)	1.01%

(1)          Reef Partners LLC’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

(2)          Ms. Vandervoort’s address is 7729 W. Oxford Place, Lakewood, CO 80235.

(3)          Mr. Canham’s address is c/o Salomon Smith Barney Inc. Custodian, Thomas R. Canham SEP IRA, One Tower Lane, Suite 2200, Oakbrook Terrace, IL 60181.

(4)          Mr. Mauceli is the Manager of Reef Partners LLC and the Chief Executive Officer of Reef Exploration, Inc.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef Partners is the managing general partner of the Partnership.  Along with its affiliates, Reef Partners has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership.  See Item 11. – Executive Compensation.

In addition, the Partnership has paid Reef Partners $98,066 as reimbursement for its estimated pro rata share of the Challenger Agreement participation fee.  If upon completion of the offering of interests in all of the partnerships to be formed under the Program, it is determined that such fees are more than the Partnership’s pro rata share of such participation fee, Reef Partners will refund the Partnership the amount of any excess.  In the event the amount paid by the Partnership is less than its pro rata share, Reef Partners will bear any excess cost rather than the Partnership.

ITEM 14.                                              CONTROLS AND PROCEDURES.

(a)                                  Based on their evaluation, as of a date within 90 days of the filing of this 10-K, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have evaluated the Partnership’s disclosure controls and procedures.  Based on that evaluation, these officers have concluded that the Partnership’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this annual report is made known to them by others on a timely basis.

(b)                                 There have not been changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)                                  1.                                       Index to Financial Statements and financial statement schedules, filed as part of this Report:

Independent Auditors’ Report	F-1

Balance Sheet	F-2

2.       None.

3.      See part (c) below.  There are no management contracts or compensatory plans or arrangements contained in the list of Exhibits found in part (c) of this Item 15.

(b)                                 No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)                                  Exhibits.

3.1	Limited Partnership Agreement of Reef Global Energy I, L.P.

10.1

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the Commission on March 5, 2002).

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(d)                                 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 15, 2003	REEF GLOBAL ENERGY I, L.P.

		By:	Reef Partners LLC
Managing General Partner

			By:	/s/ MICHAEL J. MAUCELI
Michael J. Mauceli
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. MAUCELI	Manager and Member (Principal	April 15, 2003
Michael J. Mauceli	Executive Officer)

/s/ DANIEL C. SIBLEY	General Counsel and Chief Financial Officer	April 15, 2003
Daniel C. Sibley	(Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION BY CHIEF EXECUTIVE OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. Mauceli, Chief Executive Officer of Reef Partners LLC, the managing general partner of Reef Global Energy I, L.P., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Reef Global Energy I, L.P.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Michael J. Mauceli
Michael J. Mauceli,
Chief Executive Officer, Reef Partners LLC

CERTIFICATION BY CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 302

 OF THE SARBANES-OXLEY ACT OF 2002

I, Daniel C. Sibley, Chief Financial Officer of Reef Partners, LLC, the managing general partner of the Reef Global Energy I,  L.P., certify that:

1.                                       I have reviewed this annual report on Form 10-K of Reef Global Energy I, L.P.

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions);

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	/s/ Daniel C. Sibley
Daniel C. Sibley,
Chief Financial Officer and General Counsel
Reef Partners LLC

Reef Global Energy I, L.P.

Financial Statements

For the Period from Inception (October 23, 2002)
to December 31, 2002

Report of Independent Auditors

The Partners

Reef Global Energy I, L.P.

We have audited the accompanying balance sheet of Reef Global Energy I, L.P. at December 31, 2002, and the related statements of operations, partnership equity, and cash flows for the period from inception (October 23, 2002) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy I, L.P. at December 31, 2002, and the results of its operations and its cash flows for the period from inception (October 23, 2002) to December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young

Dallas, Texas
February 24, 2003

Reef Global Energy I, L.P.

Balance Sheet

December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,703,041
Accounts receivable from affiliates	83,986
Accrued interest receivable	94
Total current assets	1,787,121

Property and equipment:
Oil and gas properties, full cost method of accounting	—
Accumulated depreciation and depletion	—
Net property and equipment	—

Total assets	$1,787,121

Liabilities and Partners’ Equity
Current liabilities:
Accounts payable to affiliates	$105,075
Total current liabilities	105,075

Partners’ equity:
General partners	952,657
Limited partners	729,389
Partners’ equity	1,682,046

Total liabilities and partners’ equity	$1,787,121

See accompanying notes.

Reef Global Energy I, L.P.

Statement of Operations

Period from Inception (October 23, 2002) to December 31, 2002

Revenues:
Oil and gas sales	$—
Interest income	2,355
Total revenues	2,355

Costs and expenses:
Lease operating expenses	—
General and administrative expenses	50,034
Depreciation and depletion	—
Geological and geophysical expenses	—
Total costs and expenses	50,034

Partnership net loss	$(47,679)

Net loss per managing general partner unit	$(1)
Net loss per additional general partner unit	$(500)
Net loss per limited partner unit	$(518)

See accompanying notes.

Reef Global Energy I, L.P.

Statement of Partnership Equity

	General Partners		Limited Partners		Total
	Units	Amount	Units	Amount	Units	Amount

Balance at October 23, 2002	—	$—	—	$—	—	$—
Partner contributions, net of syndication costs	55.940367	978,152	42.866981	751,573	98.807348	1,729,725
Net loss	—	(25,495)	—	(22,184)	—	(47,679)
Balance at December 31, 2002	55.940367	$952,657	42.866981	$729,389	98.807348	$1,682,046

See accompanying notes.

Reef Global Energy I, L.P.

Statement of Cash Flows

Period from Inception (October 23, 2002) to December 31, 2002

Operating Activities
Net loss	$(47,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(83,986)
Accrued interest receivable	(94)
Accounts payable to affiliates	105,075
Net cash used in operating activities	(26,684)

Investing Activities
Property acquisition and development	—
Net cash used in investing activities	—

Financing Activities
Partner capital contributions, net of syndication costs	1,729,725
Net cash provided by financing activities	1,729,725

Net increase in cash and cash equivalents	1,703,041
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$1,703,041

See accompanying notes.

Reef Global Energy I, L.P.

Notes to Financial Statements

December 31, 2002

1. Organization and Basis of Presentation

Reef Global Energy I, L.P. (the Partnership) is the first in a series of up to ten Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures, pursuant to an S-1 Registration Statement declared effective May 31, 2001. In order to be formed, each partnership is required to a sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and a maximum of 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Partnership filed a final prospectus January 10, 2002 and commenced the offering of partnership units. Upon reaching the minimum subscription level of 50 units, the Partnership was formed October 23, 2002.

Reef Global Energy I, L.P. is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Partners LLC (Reef Partners) serves as managing general partner. The Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The Partnership primarily intends to acquire interests in oil and gas properties around the world in which major or independent oil companies also have interests. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership expects to purchase interests in both exploratory and developmental drilling projects located onshore and offshore. During 2002 the Partnership did not engage in any oil and gas activity.

Upon completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item	Managing General Partner	Investor Partners

Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

2. Summary of Accounting Policies

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for their oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition of oil and gas properties and exploration and development of oil and gas reserves are capitalized when incurred. Costs include lease acquisition, property acquisition, the cost of drilling both productive and non-productive wells, and overhead associated directly with exploration and land acquisition activities. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves. Gas is converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl.

Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves. Estimated future net revenues are calculated using prices and costs in effect on December 31. Prices are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of capital assets. The impairment calculation is performed quarterly. The Partnership held no oil and gas assets requiring this calculation as of December 31, 2002.

Segment Reporting

The Partnership operates in only one business segment.

Organization Costs

Organization costs are expensed as incurred.

Syndication Costs

Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs were recorded as a reduction of the proceeds of the offering.

Adoption of New Accounting Policies

Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” will be effective for years beginning after June 15, 2002. The statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and offshore platforms) in the period in which the asset is first placed in service. Because of this new standard, effective January 1, 2003, we must increase both our recorded assets and liabilities by the estimated cost of the ultimate asset retirement obligation. We will then discount the amount to present value, and on a periodic basis record the accretion of the discount. We will also amortize the cost into depletion, depreciation and amortization expense. Adoption of this statement will have no impact on the Partnership.

Recognition of Revenue

The Partnership will enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue will be recognized based upon the metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2002 the Partnership had not begun oil and gas operations, and therefore had no gas imbalances.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil. The impact of these price fluctuations could significantly affect the profitability of the Partnership.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Income Taxes

The Partnership net income or loss flows directly through to its partners, who are responsible for the payment of federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

The following is a reconciliation of Partnership income reported in the financial statements to Partnership taxable income:

Financial statement loss	$(47,679)
Organization costs deducted in computing book income

$

50,000

Taxable partnership income	$2,321

3. Certain Transactions with Affiliates

The Partnership has no employees, however, Reef Exploration, Inc. (Reef Exploration), an affiliate of Reef Partners, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses Reef Exploration for direct and administrative services at cost.

During the Partnership formation period, which concluded December 31, 2002, all costs of organization were borne directly by Reef Partners out of the 15% management fee received by Reef Partners from investor capital contributions. Therefore there are no direct charges included in the financial statements at December 31, 2002.

The receivable from affiliates shown on the accompanying financial statements represents Reef Partner’s capital contribution which was paid to the Partnership on February 4, 2003. Accounts payable to affiliates represents the portion of the 15% management fee which had not been paid to Reef Partners as of December 31, 2002 as well as amounts owed other Reef affiliates as a result of a bank deposit error. All payables to affiliates were paid during January 2003.

Reef Partners will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. There were no reimbursable costs incurred by Reef Partners for the period ending December 31, 2002.

Operators fees will be payable only if one of Reef Partners’ affiliates serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees not exceeding the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses. No such fees were incurred for the period ending December 31, 2002.

As the managing general partner, Reef Partners or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef Partners or one of its affiliates provides such services, equipment or supplies as a part of its ordinary business, then the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef Partners or one of its affiliates is not engaged in the business as set forth above, then the compensation, price or rental will be the cost of the services, equipment or supplies to such entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which Reef Partners or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid. During the period ended December 31, 2002, there were no such services rendered to the Partnership by Reef Partners or any of its affiliates.

4. Major Customers

The Partnership will sell oil and natural gas on credit terms to refiners, pipelines, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of December 31, 2002 the Partnership had not begun oil and gas activities and had no customers.

5. Commitments and Contingencies

Reef Partners is owned 50-50 by two partners, one of which is an estate. Litigation is currently in progress regarding the settlement of the estate. On September 9, 2002 the Probate Court of Dallas County, Texas, approved a settlement agreement that has been partially implemented. The effect of the settlement will be that the estate will beneficially receive an undivided 50% interest in the net assets of Reef Partners as of June 30, 2002. Upon completion of the settlement, the remaining partner will own 100% of Reef Partners. The Partnership does not expect the settlement to have an adverse impact on its financial position or operations.

Reef Partners, the Managing General Partner of the Partnership, has entered into an agreement with Challenger Minerals, Inc., (CMI) a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico region. Under this agreement, during the period between January 31, 2002 and January 31, 2005, CMI will screen and present to Reef Partners a minimum of 50 prospects per year in the Gulf of Mexico region. Reef Partners will have the right to purchase up to 12.5% of the interest made available to CMI in any of these projects. Reef Partners is under no obligation to acquire any interest in any project reviewed by CMI and presented to Reef Partners as a viable project. Reef Partners will pay a fee of $1,125,000 ($375,000 per year – the Fee) for the geological and geophysical services provided by CMI under the agreement. Projects approved for acquisition by Reef Partners will be assigned to Reef

Global Energy I, L.P. as well as other partnerships formed as part of the Reef Global Energy Ventures offering. Based upon initial estimates prepared by Reef Partners, each Partnership will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to each Partnership. The amount of the Fee to be reimbursed to Reef Partners by Reef Global Energy I, L.P. is $98,066. At the conclusion of the offering of interests in the partnerships being formed as part of the Reef Global Energy Ventures program, if it is determined that Reef Global Energy I, L.P. has paid more than its pro-rata share of the Fee, Reef Partners will refund a portion of the Fee. Should it be determined that Reef Global Energy I, L.P. has paid less than its pro-rata share of the Fee, no additional payment will be made by the Reef Global Energy I, L.P., and the un-reimbursed costs shall be borne by Reef Partners.

6. Partnership Equity

Sale of partnership units began on January 10, 2002. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units on October 21, 2002. The Partnership was formed on October 23, 2002 and continued selling units until the formation period concluded on December 31, 2002. The Partnership sold 98.807348 units and raised $1,961,326 as follows:

49 limited partners purchased 42.866981 units totaling $857,340

53 general partners purchased 51.000000 units totaling $1,020,000

Reef Partners purchased 4.940367 units totaling $83,986

All units except those purchased by Reef Partners paid a 15% management fee to Reef Partners to pay for the Partnership organization and syndication costs, including sales commissions. These costs totaled $281,601, leaving capital contributions of $1,679,725 available for Partnership oil and gas activities. Of the $281,601, syndication costs were $231,601 and organization costs were $50,000. Under Nevada law, partners purchasing additional general partner units have unlimited liability for the obligations and liabilities arising from Partnership operations. Additional limited partners have limited liability which cannot exceed the amount of their partnership capital contribution.

Reef Partners is the Managing General Partner of Reef Global Energy I, L.P.. Reef Partners will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s business decisions.

7. Subsequent Events

The Partnership began oil and gas activities effective January 1, 2003. The Partnership has currently committed funds to five projects. A summary of these projects as of February 24, 2003 is set forth below:

Well Name	Location	Working Interest	Revenue Interest	Estimated Cost	Status

Main Pass 57	Gulf of Mexico	4.69%	3.69%	$254,000	Productive
Grand Isle 27	Gulf of Mexico	1.50%	1.23%	$115,000	Dry hole
Eugene Island 268	Gulf of Mexico	5.00%	3.75%	$353,000	To be drilled
Eugene Island 190	Gulf of Mexico	3.75%	2.67%	$238,000	To be drilled
Matthew J Guidry et al #1	Louisiana	4.00%	3.12%	$201,000	To be drilled

EXHIBIT INDEX

3.1	Limited Partnership Agreement of Reef Global Energy I, L.P.

10.1

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the Commission on March 5, 2002).

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002